Form 10-Q/A
period 1995-03-31
MATLACK SYSTEMS INC
filed 1995-05-12
CIK 837339

Page 1 of 7

                              UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                                FORM 10-Q


(Mark One)

/ X / QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      March 31, 1995

                                   OR

/   /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

For the transition period from                     to

Commission file number     1-10105

                          MATLACK SYSTEMS, INC.
         (Exact name of registrant as specified in its charter)


   DELAWARE                                             51-0310173
(State or other jurisdiction of                     (I.R.S. Employer
 incorporation or organization)                    Identification No.)

One Rollins Plaza, Wilmington, Delaware                      19803
(Address of principal executive offices)                   (Zip Code)

                              (302) 426-2700
          (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.



                                      Yes   X     No _____


     The number of shares of the registrant's common stock outstanding as of March 31, 1995 was 8,795,832.






FORM 10-Q                                                     Page 2 of 7
                     PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months and six months ended March 31, 1995 are not necessarily indicative of the results that may be expected for the year ending September 30, 1995. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report to Shareholders and Form 10-K for the year ended September 30, 1994.

                          MATLACK SYSTEMS, INC.
                   CONSOLIDATED STATEMENT OF EARNINGS
               ($000 Omitted Except for Per Share Amounts)


                             Three Months Ended     Six Months Ended
                                  March 31,             March 31,
                               1995     1994         1995      1994

Operating revenues            $60,750  $54,679     $117,835  $104,579

Operating expenses             49,966   45,497       97,790    87,718
Depreciation                    2,532    2,103        4,715     4,219
Selling and administrative
  expenses                      4,727    4,459        9,372     8,782
Interest expense                  881      525        1,589     1,001
Other (income) loss               (95)    (128)        (104)     (368)

                               58,011   52,456      113,362   101,352

Earnings before income taxes    2,739    2,223        4,473     3,227

Income taxes                    1,137      934        1,857     1,355

Net earnings                  $ 1,602  $ 1,289     $  2,616  $  1,872

Earnings per share            $   .18  $   .14     $    .29  $    .21

Average common shares and
  equivalents outstanding (000)                       8,926     8,873

Dividends paid per share        None     None         None      None

FORM 10-Q                                                     Page 3 of 7

                          MATLACK SYSTEMS, INC.
                       CONSOLIDATED BALANCE SHEET
                             ($000 Omitted)

                                                March 31, September 30,
               ASSETS                             1995        1994

Current assets
   Cash                                         $  2,448    $  5,039
   Accounts receivable, net of allowance
     for doubtful accounts: March-$391;
     September-$390                               28,392      27,385
   Inventory of tires, parts and supplies          6,967       7,267
   Other current assets                            4,427       3,073
   Deferred income taxes                           1,697       1,852
         Total current assets                     43,931      44,616

Property and equipment, at cost, net of
   accumulated depreciation of:
   March-$112,229; September-$131,482             89,085      77,771
Other assets                                          78         139
     Total assets                               $133,094    $122,526

     LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
   Accounts payable                             $ 13,309    $ 15,748
   Accrued liabilities                            10,482      10,971
   Income taxes payable                               34          99
   Current maturitites of equipment financing
      obligations and long-term debt               6,117       5,656
         Total current liabilities                29,942      32,474

Equipment financing obligations                   32,577      22,103
Long-term debt                                     2,350       2,697
Other liabilities                                  4,589       4,702
Deferred income taxes                             10,115       9,824

Commitments and contingent liabilities
   See Part II Legal Proceedings

Shareholders' equity:
   Preferred stock, $1 par value,
      1,000,000 shares authorized; issued
      and outstanding - None
   Common stock, $1 par value,
      24,000,000 shares authorized; issued
      and outstanding: March-8,795,832;
      September-8,756,326                          8,796       8,757
   Capital in excess of par value                 10,871      10,732
   Retained earnings                              33,854      31,237
         Total shareholders' equity               53,521      50,726
     Total liabilities and shareholders'
       equity                                   $133,094    $122,526


FORM 10-Q                                                     Page 4 of 7

                          MATLACK SYSTEMS, INC.
                  CONSOLIDATED STATEMENT OF CASH FLOWS
                             ($000 Omitted)

                                                       Six Months
                                                     Ended March 31,
                                                    1995       1994

Cash flows from operating activities:
   Net earnings                                   $  2,616   $  1,872
   Reconciliation of net earnings to
       net cash flows from operating
       activities:
     Depreciation                                    4,715      4,219
     Current and deferred income taxes                 612       (308)
     (Increase) in accounts receivable              (1,007)    (1,017)
     (Decrease) increase in accounts payable
       and accrued liabilities                      (2,928)     1,769
     Net (gain) on sale of equipment                  (104)      (368)
     Other, net                                     (1,337)    (1,044)
       Net cash flows from operating activities      2,567      5,123

Cash flows from investing activities:
   Purchase of property and equipment              (18,441)    (8,941)
   Proceeds from sale of equipment                   2,516        743
       Net cash flows used in investing
          activities                               (15,925)    (8,198)

Cash flows from financing activities:
   Proceeds of equipment financing obligations      32,353     11,710
   Repayment of equipment financing obligations    (21,418)    (6,999)
   Proceeds of long-term debt                          -        1,000
   Repayment of long-term debt                        (347)    (2,449)
   Exercise of stock options                           179        192
       Net cash flows from financing activities     10,767      3,454

Net (decrease) increase in cash                     (2,591)       379

Cash beginning of period                             5,039      4,033
Cash end of period                                $  2,448   $  4,412

Supplemental information:

   Interest paid                                  $  1,528   $    951
   Income taxes paid                              $  1,245   $  1,663

FORM 10-Q                                                     Page 5 of 7

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations: Six Months Ended March 31, 1995 vs. Six Months Ended March 31, 1994

  Operating revenues for the first six months of 1995 increased by $13,256,000 (12.7%). The number of loads carried increased by 7.2% while total revenue miles increased by 12.1% in 1995. The Company's other service revenues included in operating revenues also increased during the first six months of 1995.

  Operating expenses increased by $10,072,000 (11.5%) due mainly to costs associated with the increase in loads carried and higher revenue miles. Operating expenses decreased to 83.0% of revenues in 1995 compared with 83.9% in 1994.

  Depreciation expense increased by $496,000 (11.8%) principally due to the increase in capital expenditures associated with the Company's tractor replacement program which is now substantially complete.

  Selling and administrative expenses increased by $590,000 (6.7%) reflecting the increased level of business. These expenses were 8.0% of revenues in 1995 compared with 8.4% in 1994.

  Interest expense increased by $588,000 (58.7%) due to higher levels of borrowing associated with the Company's increased level of capital spending and higher interest rates on short-term variable rate debt.

  The effective income tax rates for the first six months of fiscal years 1995 and 1994 were 41.5% and 42.0%, respectively.

  Net earnings increased by 39.7% to $2,616,000 or $.29 per share from $1,872,000 or $.21 per share in 1994. The improvement in earnings resulted from the higher revenue levels offset in part by higher depreciation and interest expense.

Results of Operations: Three Months Ended March 31, 1995 vs. Three Months Ended March 31, 1994

  Operating revenues for the second quarter increased by $6,071,000 (11.1%) over the same quarter of 1994. The number of loads carried increased by 4.6% and the revenue per load increased slightly. Other services revenues included in operating revenues also increased during the second quarter.

  On a combined basis, operating expenses and depreciation increased by $4,898,000 (10.3%) and were 86.4% of revenues in 1995 compared with 87.1% in 1994. The percentage decrease when compared with revenues reflects the higher revenue levels and the Company's continued cost containment efforts offset in part by higher levels of depreciation.

  Operating expenses increased by $4,469,000 (9.8%) reflecting the increase in revenues. Operating expenses decreased to 82.2% of revenues in 1995 compared with 83.2% in 1994.

  Depreciation expense increased by $429,000 (20.4%) due to the increase in capital expenditures associated with the Company's tractor replacement program.

  Selling and administrative expenses increased by $268,000 (6.0%) reflecting the higher level of revenues. As a percentage of revenues, selling and administrative expenses were 7.8% of revenues in 1995 compared with 8.2% in 1994.



FORM 10-Q                                                     Page 6 of 7

  Interest expense increased by $356,000 (67.8%) due mainly to increased borrowing related to the higher level of capital spending in 1995 versus 1994 and higher interest rates on short-term variable rate debt.

  The effective income tax rates for the three months ended March 31, 1995 and 1994 were 41.5% and 42.0%, respectively.

  Net earnings increased by 24.3% to $1,602,000 or $.18 per share from $1,289,000 or $.14 per share. The increase in earnings resulted from an improved operating margin on the higher revenue base.

Liquidity and Capital Resources

  During the first six months of fiscal 1995, the Company financed its capital additions through a combination of increased borrowings under its revolving credit agreement, cash flows from operations, proceeds from equipment sales and available cash. Additionally, on March 15, 1995, the Company repaid its note payable to Rollins Truck Leasing Corp. in the amount of $6,000,000. At March 31, 1995, a total of $8,800,000 was available to the Company under its $30,000,000 revolving credit facility.

  Otherwise, there have been no material changes in the Company's financial condition and its liquidity and capital resources since September 30, 1994. For further details, see page 7 of the Company's 1994 Annual Report to Shareholders.


                       PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

  There are various claims and legal actions pending against the Company. In the opinion of management, based on the advice of counsel, the outcome of such claims and litigation will not have a material adverse effect upon the Company's financial position or results of operations.

Item 2.  Changes in Securities

  None.

Item 3.  Defaults Upon Senior Securities

  None.

Item 4.  Submission of Matters to a Vote of Security Holders

  None required to be reported.

Item 5.  Other Information

  None.

Item 6.  Exhibits and Reports on Form 8-K

  None.









FORM 10-Q                                                     Page 7 of 7

                               SIGNATURES


  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


DATE:    April   , 1995                MATLACK SYSTEMS, INC.
                                                (Registrant)


                                   ________________________________
                                   John W. Rollins, Jr.
                                   Chairman of the Board



                                   ________________________________
                                   Patrick J. Bagley
                                   Vice President-Finance and Treasurer
                                   Chief Financial Officer
                                   Chief Accounting Officer







































FORM 10-Q                                                     Page 7 of 7


                               SIGNATURES


  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


DATE:    April   , 1995                MATLACK SYSTEMS, INC.
                                         (Registrant)



                                   /s/ John W. Rollins, Jr.
                                   John W. Rollins, Jr.
                                   Chairman of the Board



                                   /s/ Patrick J. Bagley
                                   Patrick J. Bagley
                                   Vice President-Finance and Treasurer
                                   Chief Financial Officer
                                   Chief Accounting Officer