Form 10-Q/A
period 1995-06-30
MATLACK SYSTEMS INC
filed 1995-08-08
CIK 837339

Page 1 of 7

                             UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

                               FORM 10-Q


(Mark One)

/ X / QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended       June 30, 1995
                                  OR

/___/ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
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


                      (Former name of registrant)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                                                   Yes   X     No _____


     The number of shares of the registrant's common stock outstanding as of June 30, 1995 was 8,795,832.

FORM 10-Q                                                   Page 2 of 7
                    PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter and nine months ended June 30, 1995 are not necessarily indicative of the results that may be expected for the year ending September 30, 1995. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report to Shareholders and Form 10-K for the year ended September 30, 1994.

                         MATLACK SYSTEMS, INC.
                  CONSOLIDATED STATEMENT OF EARNINGS
              ($000 Omitted Except for Per Share Amounts)

                                Quarter Ended     Nine Months Ended
                                   June 30,            June 30,
                                1995     1994       1995      1994

Operating revenues             $61,301  $56,129   $179,136  $160,708

Operating expenses              49,546   45,566    147,336   133,284
Depreciation                     2,630    2,045      7,345     6,264
Selling and administrative
  expenses                       4,497    4,513     13,869    13,295
Interest expense                   842      519      2,431     1,520
Other (income)                      (3)     (27)      (107)     (395)
                                57,512   52,616    170,874   153,968
Earnings before income taxes     3,789    3,513      8,262     6,740
Income taxes                     1,551    1,442      3,408     2,797
Net earnings                   $ 2,238  $ 2,071   $  4,854  $  3,943

Earnings per share             $   .25  $   .23   $    .54  $    .44

Average common shares and
  equivalents outstanding (000)                      8,923     8,898

Dividends paid per common share   None     None       None      None

FORM 10-Q                                                   Page 3 of 7

                         MATLACK SYSTEMS, INC.
                      CONSOLIDATED BALANCE SHEET
                            ($000 Omitted)

                                                 June 30,   September 30,
               ASSETS                              1995       1994

Current assets
  Cash                                           $  2,309   $  5,039
  Accounts receivable, net of allowance
    for doubtful accounts: June-$391;
    September-$390                                 25,563     27,385
  Inventory of tires, parts and supplies            6,775      7,267
  Other current assets                              3,469      3,073
  Deferred income taxes                             1,537      1,852
      Total current assets                         39,653     44,616

Property and equipment, at cost, net of
  accumulated depreciation of:
  June-$113,260; September-$131,482                92,508     77,771
Other assets                                           50        139
      Total assets                               $132,211   $122,526

     LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
  Accounts payable                               $ 11,109   $ 15,748
  Accrued liabilities                               9,536     10,971
  Income taxes payable                                227         99
  Current maturities of equipment financing
    obligations and long-term debt                  6,143      5,656
         Total current liabilities                 27,015     32,474

Equipment financing obligations                    32,480     22,103
Long-term debt                                      1,953      2,697
Other liabilities                                   4,185      4,702
Deferred income taxes                              10,820      9,824

Commitments and contingent liabilities
   See Part II, Item 1. Legal Proceedings

Shareholders' equity:
  Preferred stock, $1 par value,
      1,000,000 shares authorized; issued and
      outstanding - None
  Common stock, $1 par value, 24,000,000 shares
     authorized; issued and outstanding:
     June-8,795,832; September-8,756,326            8,796      8,757
  Capital in excess of par value                   10,871     10,732
  Retained earnings                                36,091     31,237
      Total shareholders' equity                   55,758     50,726
      Total liabilities and
        shareholders's equity                    $132,211   $122,526

FORM 10-Q                                                   Page 4 of 7

                         MATLACK SYSTEMS, INC.
                 CONSOLIDATED STATEMENT OF CASH FLOWS
                            ($000 Omitted)

                                                     Nine Months
                                                    Ended June 30,
                                                   1995      1994

Cash flows from operating activities:
  Net earnings                                   $  4,854   $ 3,943
  Reconciliation of net earnings to net
    cash flows from operating activities:
      Depreciation                                  7,345     6,314
      Current and deferred income taxes             1,669      (202)
      Decrease (increase) in accounts
        receivable                                  1,822    (1,712)
      (Decrease) increase in accounts
        payable and accrued liabilities            (6,074)    2,455
      Net (gain) on sale of equipment                (107)     (395)
      Other, net                                     (562)     (868)
    Net cash flows from operating
      activities                                    8,947     9,535

Cash flows from investing activities:
  Purchase of property and equipment              (24,732)  (12,779)
  Proceeds from sale of equipment                   2,757       826
    Net cash flows used in investing
      activities                                  (21,975)  (11,953)

Cash flows from financing activities:
  Proceeds of equipment financing
    obligations                                    36,752    12,710
  Repayment of equipment financing
    obligations                                   (25,889)   (8,946)
  Proceeds of long-term debt                         -        1,000
  Repayment of long-term debt                        (744)   (2,829)
  Proceeds of stock options exercised                 179       203
    Net cash flows from financing
      activities                                   10,298     2,138

Net decrease in cash                               (2,730)     (280)

Cash beginning of period                            5,039     4,033
Cash end of period                               $  2,309   $ 3,753

Supplemental information:

  Interest paid                                  $  2,480   $ 1,383
  Income taxes paid                              $  1,739   $ 2,999

FORM 10-Q                                                   Page 5 of 7

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations: Nine Months Ended June 30, 1995 vs. Nine Months Ended June 30, 1994

  Operating revenues for the first nine months of 1995 increased by $18,428,000 (11.5%). The number of loads carried increased by 6.3% while total revenue miles increased by 10.4% in 1995. The Company's other service revenues included in operating revenues also increased during the first nine months of 1995.

  Operating expenses increased by $14,052,000 (10.5%) due mainly to costs associated with the increased fleet size. Operating expenses decreased to 82.2% of revenue in 1995 compared with 82.9% in 1994.

  Depreciation expense increased by $1,081,000 (17.3%) principally due to the increase in capital expenditures associated with the Company's recently completed tractor replacement program.

  Selling and administrative expenses increased by $574,000 (4.3%) reflecting the increased level of business. These expenses were 7.7% of revenues in 1995 compared with 8.3% in 1994.

  Interest expense increased by $911,000 (59.9%) due to the higher borrowing levels associated with the Company's increased level of capital expenditures.

  The effective income tax rates for the nine months of 1995 and 1994 were 41.25% and 41.5%, respectively.

  Net earnings increased by 23.1% to $4,854,000 or $.54 per share from $3,943,000 or $.44 per share in 1994. The improvement in net earnings resulted mainly from the increased revenues offset in part by higher depreciation and interest expense.

Results of Operations:  Quarter Ended June 30, 1995 vs. Quarter Ended
June 30, 1994

  Operating revenues for the third quarter increased by $5,172,000 (9.2%) over the same quarter of 1994. The number of loads carried increased by 4.7% and the revenue per load increased slightly. Other service revenues included in operating revenues also increased during the third quarter.

  On a combined basis, operating expenses and depreciation increased by $4,565,000 (9.6%) and were 85.1% of revenues in 1995 compared with 84.8% in 1994. The percentage increase when compared with revenues reflects the higher levels of depreciation.

  Operating expenses increased by $3,980,000 (8.7%) reflecting the increase in revenues. Operating expenses decreased to 80.8% of revenues in 1995 compared with 81.2% in 1994.

  Depreciation expense increased by $585,000 (28.6%) due to the increase in capital expenditures associated with the Company's recently completed tractor replacement program.

FORM 10-Q                                                   Page 6 of 7

  Selling and administrative expenses decreased by $16,000 (.4%) and decreased as a percentage of revenue to 7.3% in 1995 from 8.0% in 1994.

  Interest expense increased by $323,000 (62.2%) due to the higher level of capital expenditures in 1995 versus 1994.

  The effective income tax rates for the third quarter of 1995 and 1994 were 40.9% and 41.0%, respectively.

  Net earnings increased by 8.1% to $2,238,000 or $.25 per share from $2,071,000 or $.23 per share. The improvement in earnings resulted mainly from the increase in revenues and lower operating costs offset in part by increased interest and depreciation expense.

Liquidity and Capital Resources

  During the first nine months of 1995, the Company financed its capital expenditures through a combination of cash flows from operations, proceeds from equipment sales, available cash and increased borrowings under its revolving credit agreement. At June 30, 1995, a total of $7,561,000 was available to the Company under its $30,000,000 revolving credit facility.

  Otherwise, there were no material changes in the Company's financial condition, liquidity or capital resources since September 30, 1994. For further details, see page 7 of the Company's 1994 Annual Report to Shareholders.


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

  None.

Item 3.  Defaults Upon Senior Securities

  None.

Item 4.  Submission of Matters to a Vote of Security Holders

  None.

Item 5.  Other Information

  None.




FORM 10-Q                                                   Page 7 of 7


Item 6.  Exhibits and Reports on Form 8-K

  None.


                              SIGNATURES


  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



DATE:    July 27, 1995                   MATLACK SYSTEMS, INC.
                                              (Registrant)



                               ______________________________________
                               Gerard J. Trippitelli
                               President and Chief Executive Officer


                               ______________________________________
                               Patrick J. Bagley
                               Vice President-Finance and Treasurer
                               Chief Financial Officer
                               Chief Accounting Officer

FORM 10-Q                                                   Page 7 of 7


Item 6.  Exhibits and Reports on Form 8-K

  None.


                              SIGNATURES


  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



DATE:    July 27, 1995                   MATLACK SYSTEMS, INC.
                                              (Registrant)

                               /s/ Gerard J. Trippitelli
                               Gerard J. Trippitelli
                               President and Chief Executive Officer


                               /s/ Patrick J. Bagley
                               Patrick J. Bagley
                               Vice President-Finance and Treasurer
                               Chief Financial Officer
                               Chief Accounting Officer