Form 10-K
period 1995-09-30
MATLACK SYSTEMS INC
filed 1995-12-05
CIK 837339

_______________________________________________________________________

                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549
_______________________________________________________________________

                                 FORM 10-K
(Mark One)

   / X / ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

   For the fiscal year ended        September 30, 1995       or

   /   /   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
           SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

   For the transition period from ________________ to _______________


                 Commission file number      1-10105

                           MATLACK SYSTEMS, INC.
          (Exact name of registrant as specified in its charter)


      DELAWARE                                     51-0310173
(State of Incorporation)            (I.R.S. Employer Identification Number)

              ONE ROLLINS PLAZA, WILMINGTON, DELAWARE  19803
                 (Address of principal executive offices)

        Registrant's telephone number including area code (302) 426-2700

Securities registered pursuant to Section 12(b) of the Act:

     Title of Class                          Name of exchange on which
                                                    registered
Common Stock, $1 Par Value                  NEW YORK STOCK EXCHANGE

Securities registered pursuant to Section 12(g) of the Act:   NONE

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES   X         NO

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / X /

   The aggregate market value of the voting stock held by non-affiliates of the registrant was $60,936,000 as of October 31, 1995.

   The number of shares of registrant's common stock outstanding as of October 31, 1995 was 8,800,050.

   The following documents are incorporated by reference:

                                        Part of this form into which
          Document                              incorporated

Proxy Statement in connection with
   Annual Meeting of Shareholders to be
   held January 25, 1996                         III

                                  PART I

ITEM 1.   BUSINESS.

   The Registrant, Matlack Systems, Inc., together with its subsidiaries (herein collectively referred to as the "Company" unless the context indicates otherwise) is a specialized logistics and transportation company which provides specialized transportation of bulk commodities in tank trailers and tank containers to the nation's leading chemical and dry bulk shippers. In addition to specialized trucking, the Company provides intermodal transportation services, trailer leasing, dedicated contract carriage services, international bulk transportation, tank cleaning services and logistics management services to the chemical industry. The Company operates approximately 1,250 tractors and 2,700 trailers out of approximately 94 terminals located in 38 states and four Canadian provinces.

(a)    General Development of Business

   There have been no significant changes in the business of the Company since September 30, 1994.

(b)    Financial Information about Industry Segments

   The Company's major operation is the transportation of bulk commodities in tank trailers. Financial information concerning this business is included on pages 3 to 5 and 10 through 21 of this 1995 Annual Report on Form 10-K.

(c)    Narrative Description of Business

   The business discussed in this section is that of the Company's major operating subsidiary Matlack, Inc., the bulk carrier and its subsidiaries and affiliates, collectively referred to hereinafter as "Matlack".

   In terms of revenues, Matlack is one of the largest companies in the country engaged in highway transportation of bulk commodities primarily in tank trailers. Matlack is one of the few nationwide interstate tank truck carriers authorized to transport chemicals and other dry and liquid products in bulk. Matlack also operates on an intrastate basis in 38 states.

   Matlack is subject to regulation by the Interstate Commerce Commission and various state regulatory agencies. As a common and contract carrier by motor vehicle, Matlack holds certificates of public convenience and necessity issued by the regulatory agencies. These certificates define the commodities which the holder is authorized to transport and the points of origin and destination for carriers of such commodities. Matlack has terminals in Toronto and Sarnia, Ontario; Montreal, Quebec; Vancouver, British Columbia and Leduc, Alberta and it holds operating licenses under which it may transport various commodities into and out of certain Canadian Provinces via specific border entry points from the United States. To the best of its knowledge, Matlack is in compliance with the regulations of the Interstate Commerce Commission and those of the various state and provincial regulatory agencies where it operates.

   The business of the Company is generally not subject to seasonal variations, however, highway transportation activities can be adversely affected depending on the severity of the weather in the various sections of the country during the winter months. No customer accounts for more than 7.0% of the Company's bulk transportation revenues.

Competition

   For the most part, Matlack's competition consists of those bulk carriers having operating authority in the relevant jurisdictions. Competition is based primarily on service, rates and convenience. Competition in the bulk trucking industry formerly was restricted and was based primarily on a carrier's ability to obtain certificates of public convenience and necessity to transport defined commodities in specific geographic areas. Since the passage of the Motor Carrier Act of 1980, many bulk carriers have obtained authority to serve expanded geographic areas on an interstate basis, which, together with excess capacity, has resulted in the intensification of price competition.

   To the extent that competition is based on service and convenience, the number and location of Matlack's terminals, together with its ability to clean tank trailers places Matlack in a favorable position to increase its business. Management believes that Matlack's fleet of trailers is one of the largest and most diversified in the tank truck industry. Matlack's network of strategically located terminal facilities is, in management's opinion, one of the largest and the best in the industry.

   Matlack's largest competitors in the tank truck industry, based upon a comparison of gross revenues, are Chemical Leaman Tank Lines, Inc. and DSI Transports Inc. In addition, there are approximately 190 other recognized competitors operating in the various regions where Matlack has operating authority.

   The Company believes that its contractual arrangements and business policies are adequate in securing rate increases to recover rising costs and expenses to the extent permitted by competitive circumstances, which remain intense. Unusual increases in fuel costs can generally be offset by fuel surcharges to customers. Accordingly, while inflation has had an impact on the Company's operations during the last three fiscal years, competition within the industry has been a major factor in establishing the rates that the Company can charge for its services.

Employees

   At September 30, 1995, a total of 1,106 persons were employed by the Company.

ITEM 2.   PROPERTIES.

   The Company maintains its headquarters in space leased from Rollins Properties, Inc., a wholly-owned subsidiary of Rollins Truck Leasing Corp., at 2200 Concord Pike, Wilmington, Delaware. The Company's principal properties consist of land and buildings used in its bulk trucking business. Matlack owns or leases approximately 89 truck terminals in 38 states and five terminals in four Canadian provinces.

ITEM 3.   LEGAL PROCEEDINGS.

   There are various claims and legal actions pending against the Company.
In the opinion of management, based on the advice of counsel, it is only remotely likely that the ultimate resolution of these claims and actions will be material.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

   NONE.

                                  PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
          MATTERS.

    For the fiscal years ended September 30, 1995 and 1994, the range of share prices for the Common Stock on the New York Stock Exchange (effective December 9, 1993) and the American Stock Exchange (prior to December 9, 1993) is as follows:


                                1995                   1994
    Fiscal Quarter          High      Low           High      Low
      First  . . . . .    $10 7/8   $9 3/8        $11       $ 9 1/8
      Second . . . . .    $12       $9 5/8        $10 7/8   $ 9
      Third  . . . . .    $12 1/4   $9 7/8        $11 3/8   $ 9 7/8
      Fourth . . . . .    $11       $9 1/2        $11 3/4   $10 1/4

   No dividends have been paid since the Company became publicly held in January of 1989.

   At September 30, 1995, there were 1,932 holders of record of the Common
Stock.

ITEM 6.    SELECTED FINANCIAL DATA.

                     FIVE YEAR SELECTED FINANCIAL DATA
             (Dollars in Thousands, Except Per Share Amounts)
Year Ended September 30,  1995     1994    1993        1992       1991
Revenues               $236,257 $217,880 $204,809    $199,488    $199,090
Earnings (loss)
   before income
   taxes (benefit)     $ 11,211 $ 10,516 $  8,054    $  4,043(2) $(4,439)
Net earnings (loss)    $  6,601 $  6,182 $  4,414(1) $  2,153(3) $(2,826)
Earnings (loss)
   per share           $    .74 $    .69 $    .50(1) $    .25(3) $  (.33)

At September 30,
Total assets           $131,974 $122,526 $105,363    $101,091    $106,994
Long-term indebtedness $ 32,970 $ 24,800 $ 20,360    $ 22,418    $ 35,709
Shareholders' equity   $ 57,532 $ 50,726 $ 44,297    $ 39,763    $ 37,497

(1) Reduced by additional deferred income tax provision of $169 ($.02 per share) to reflect the increase in the federal income tax rate from 34% to 35%.
(2) Before charge of $328 to reflect a change in the method of revenue recognition.
(3) Reduced by $190 ($.02 per share) representing the cumulative after-tax effect to September 30, 1991 of a change in the method of revenue recognition as of October 1, 1991.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Liquidity and Capital Resources

    The Company's operations require a continuous investment in equipment and facilities. Net capital expenditures for equipment and facilities were $25.7 million in 1995, $20.0 in 1994 and $10.5 million in 1993. Capital expenditures are funded principally by the cash flows from operations which were $14.6 million in 1995, $16.4 million in 1994 and $11.2 million in 1993. The increased capital spending in 1994 and 1995 required additional funding provided by equipment term loans from various financial institutions. Based on its relationship with current lenders, the Company expects to continue to be able to obtain required financing at market rates and under satisfactory terms and conditions.

    At September 30, 1995, the Company had commitments of $.2 million to purchase transportation equipment. As required, additional funds are available to the Company from its unsecured revolving credit facility and from other financial institutions who have expressed an interest in providing equipment financing. The revolving credit agreement with two banks provides for an aggregate commitment of $30.0 million to meet equipment financing needs and letter of credit requirements. The agreement expires on December 31, 1999, but may be renewed on a year-to-year basis thereafter upon agreement of the parties thereto. At September 30, 1995, a total of $7.6 million was available under the revolving credit facility.

    In the normal course of its business, Matlack is subject to numerous state and federal environmental laws and regulations and also is exposed to the cost and risk of transporting and handling materials and wastes characterized as hazardous by various regulatory agencies. Matlack has received notices from the United States Environmental Protection Agency ("EPA") and others indicating that it is a "potentially responsible party" with respect to the cleanup of hazardous wastes at several waste disposal sites. Matlack has been named as a defendant in several lawsuits brought under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") for recovery of costs associated with the cleanup of waste disposal sites. In addition, Matlack has responded to various governmental requests, principally those of the EPA pursuant to CERCLA, for information with respect to possible disposition of waste materials attributable to it at various waste disposal sites. Based on information currently available, the Company's management believes its ultimate liability at these sites will not have a material adverse effect upon the Company.

Results of Operations
    The Company's principal line of business is the transportation of liquid and dry material by tank trucks. Competition in this industry remained intense during the past three years due to the excess capacity of the carriers.

    The Company believes that its contractual arrangements and business policies generally are adequate in securing rate increases to recover rising fuel and other costs and expenses to the extent permitted by competitive circumstances, which remain intense.

Fiscal Year 1995 vs. 1994

    Revenues for 1995 increased by $18.4 million (8.4%) to $236.3 million from the $217.9 million reported in 1994. Total revenue miles increased by 7.9% in 1995 while the number of loads carried increased by 4.7% over the prior year. In addition to the bulk transportation revenue growth, the Company noted strong increases in tank cleaning and other service revenues.

    Operating expenses increased by $13.5 million (7.5%) mainly due to costs associated with the increased revenues and fleet size. Operating expenses were 81.7% of revenues in 1995 and 82.5% of revenues in 1994.

    Depreciation expense increased by $1.8 million (21.7%) principally due to the increase in capital expenditures associated with the Company's tractor replacement program, which was completed in 1995.

    Selling and administrative expenses increased by $.9 million (5.1%) reflecting the increased level of business. These expenses were 7.9% and 8.2% of revenue in 1995 and 1994, respectively.

    Interest expense increased by $1.1 million (52.4%) due to the higher borrowing levels associated with the Company's increased level of capital spending in 1995.

    The effective income tax rates for 1995 and 1994 were 41.1% and 41.2%, respectively.

    The Company's net earnings increased by 6.5% to $6.6 million in 1995 compared with $6.2 million in 1994. The improvement in net earnings resulted mainly from the increased revenues offset in large part by higher depreciation and interest expense.

Fiscal Year 1994 vs. 1993

    Revenues for 1994 increased by $13.1 million (6.4%) to $217.9 million from the $204.8 million reported in 1993. Revenue miles increased by 5.6% while the number of loads carried was up slightly. The 1994 revenue per load increased by 3.8% while revenue per mile in 1994 was comparable to 1993.

    Operating expenses increased by $11.2 million due in large part to the increase in revenues. Operating expenses were 82.5% of revenues in 1994 and 82.2% of revenues in 1993.

    Depreciation expenses decreased by $1.2 million (11.9%) mainly due to the significant portion of the Company's bulk transportation equipment which has become fully depreciated.

    Selling and administrative expenses increased by $.8 million (4.8%) and were 8.2% and 8.3% of revenue in 1994 and 1993, respectively. The increase was mainly due to higher payroll and related expenses.

    Interest expense decreased by $.1 million (4.4%) due to the refinancing of higher interest rate debt offset in part by higher borrowing levels.

    The effective income tax rates were 41.2% and 45.2% in 1994 and 1993, respectively. The 1993 effective tax rate was affected by the increase in the federal income tax rate from 34% to 35% which required an adjustment of deferred taxes.

    The Company's net earnings increased by $1.8 million (40.0%) to $6.2 million in 1994 compared with $4.4 million in 1993. The earnings improvement resulted from the increased revenues and the Company's continued successful efforts at cost containment.


ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

    The consolidated financial statements of the Company, the Independent Auditors' Report and the financial statement schedules included in this report are shown on the Index to the Consolidated Financial Statements and Schedules on page 10.

ITEM 9.    DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
           FINANCIAL DISCLOSURE.

    NONE.

                                 PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

    Except as presented below, the information called for by this Item 10 is incorporated by reference from the Company's Proxy Statement to be filed pursuant to Regulation 14A for the Annual Meeting of Shareholders to be held on January 25, 1996.

    Executive Officers of the Registrant. As of October 31, 1995, the Executive Officers of the registrant were:

    Name              Position                        Age  Term of Office

Patrick J. Bagley     Vice President-Finance and      48   7/88 to date
                      Treasurer

Michael B. Kinnard    Vice President-General Counsel  38   6/94 to date
                      and Secretary

John W. Rollins, Jr.  Chairman of the Board           53   7/88 to date

G. J. Trippitelli     President and Chief Executive   52   7/88 to date
                      Officer

Eugene C. Bonacci     Vice President-Operations       55   10/92 to date
                      Matlack, Inc.

   The Company's Executive Officers are elected for the ensuing year and until their successors are elected.

ITEM 11.   EXECUTIVE COMPENSATION.

   The information called for by this Item 11 is incorporated by reference from the Company's Proxy Statement to be filed pursuant to Regulation 14A for the Annual Meeting of Shareholders to be held on January 25, 1996.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
           MANAGEMENT.

   The information called for by this Item 12 is incorporated by reference from the Company's Proxy Statement to be filed pursuant to Regulation 14A for the Annual Meeting of Shareholders to be held on January 25, 1996.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

   During the year ended September 30, 1995, the following officers and/or directors of the Company were also officers and/or directors of Rollins Environmental Services, Inc.; Patrick J. Bagley, Michael B. Kinnard, William
B. Philipbar, Jr., John W. Rollins, John W. Rollins, Jr. and Henry B. Tippie. The following officers and/or directors of the Company were also officers and/or directors of Rollins Truck Leasing Corp.; Patrick J. Bagley, Michael
B. Kinnard, William B. Philipbar, Jr., John W. Rollins, John W. Rollins, Jr. and Henry B. Tippie. John W. Rollins owns directly and of record 6.1% and 10.9% of the outstanding shares of Common Stock of Rollins Environmental Services, Inc. and Rollins Truck Leasing Corp., respectively at October 31, 1995. The description of transactions between the Company and Rollins Environmental Services, Inc. and between the Company and Rollins Truck Leasing Corp. appears under the caption "Transactions with Related Parties" on page 20 of the Company's 1995 Annual Report on Form 10-K.


                                  PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a) (1) Financial Statements - See accompanying Index to Consolidated Financial Statements and Schedules on page 10.

    (2) Financial Statement Schedules - See accompanying Index to
        Consolidated Financial Statements and Schedules on page 10.

    (3) Exhibits:
        (3) Articles of Incorporation and By-Laws of Matlack Systems, Inc. as filed with Registration Statement No. 33-23524 dated August 5, 1988 are incorporated herein by reference.

        (4) (a)  Equipment Financing Agreement dated August 1, 1988 see
                 Exhibit 10(a).

            (b) Rights Agreement dated as of June 14, 1989 as filed as an Exhibit to Registration Statement on Form 8-A filed by Registrant on June 15, 1989 is incorporated herein by reference.

       (10) (a) Equipment Financing Agreement dated August 1, 1988 as filed with Registration Statement No. 33-23524 dated August 5, 1988 is incorporated herein by reference.

            (b) First Amendment dated April 13, 1990 to the Equipment Financing Agreement dated August 1, 1988.

            (c) Second Amendment dated June 30, 1994 to the Equipment Financing Agreement dated August 1, 1988.

            (d) Matlack Systems, Inc. 1988 Stock Option Plan as filed with Registration Statement No. 33-23524 dated August 5, 1988 is incorporated herein by reference.

       (21)      Matlack Systems, Inc. Subsidiaries at September 30, 1995.

       (27)      Matlack Systems, Inc. Financial Data Schedule at September
                 30, 1995.

(b) Reports on Form 8-K.

    No reports on Form 8-K were filed by Matlack Systems, Inc. during the last quarter of the period covered by this report.

                                SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATED:   December 4, 1995       Matlack Systems, Inc.
                                    (Registrant)


                              BY: /s/ G. J. Trippitelli
                                 G. J. Trippitelli
                                 President and Chief Executive Officer
                                 and Director


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:



/s/ Patrick J. Bagley      Director,                      December 4, 1995
Patrick J. Bagley          Vice President-Finance
                           and Treasurer
                           Chief Financial Officer
                           Chief Accounting Officer


/s/ John W. Rollins, Jr.   Director, Chairman of the      December 4, 1995
John W. Rollins, Jr.       Board


/s/ John W. Rollins        Director                       December 4, 1995
John W. Rollins


/s/ Henry B. Tippie        Chairman of the Executive      December 4, 1995
Henry B. Tippie            Committee and Director

         INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES

(1) Consolidated
                                                                    Page(s)
    Independent Auditors' Report on Financial Statements and
      Financial Statement Schedules                                 11

    Consolidated Statement of Earnings for the years ended
      September 30, 1995, 1994 and 1993                             12

    Consolidated Balance Sheet at September 30, 1995 and 1994       13

    Consolidated Statement of Cash Flows for the years ended
      September 30, 1995, 1994 and 1993                             14

    Notes to the Consolidated Financial Statements               15 to 21

(2) Financial Statement Schedules

    Matlack Systems, Inc.
      Schedule I - Condensed Financial Information

       Balance Sheet at September 30, 1995 and 1994                 22

       Statement of Earnings for the years ended
         September 30, 1995, 1994 and 1993                          23

       Statement of Cash Flows for the years ended
         September 30, 1995, 1994 and 1993                          24

       Note to the Financial Statements                             25

    Matlack Systems, Inc. and Subsidiaries Consolidated

      Schedule II - Valuation and Qualifying Accounts for the
                  years ended September 30, 1995, 1994 and 1993     26

      Any financial statement schedules otherwise required have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

Independent Auditors' Report



The Shareholders and Board of Directors
Matlack Systems, Inc.:


    We have audited the consolidated financial statements of Matlack Systems, Inc. and subsidiaries as listed in the accompanying index. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedules as listed in the accompanying index. These consolidated financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Matlack Systems, Inc. and subsidiaries as of September 30, 1995 and 1994, and the results of their operations and their cash flows for each of the years in the three-year period ended September 30, 1995, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.






                                              KPMG Peat Marwick LLP


Philadelphia, Pennsylvania
October 25, 1995

CONSOLIDATED STATEMENT OF EARNINGS

                                    Year Ended September 30,
                              1995           1994           1993
Revenues                      $236,257,000   $217,880,000   $204,809,000

Expenses:
  Operating                    193,131,000    179,648,000    168,400,000
  Depreciation                  10,079,000      8,261,000      9,517,000
  Selling and administrative    18,708,000     17,837,000     17,015,000
  Other (income)                  (110,000)      (433,000)      (323,000)
                               221,808,000    205,313,000    194,609,000

Earnings before interest
  expense and income taxes      14,449,000     12,567,000     10,200,000
Interest expense                 3,238,000      2,051,000      2,146,000

Earnings before income taxes    11,211,000     10,516,000      8,054,000
Income taxes                     4,610,000      4,334,000      3,640,000
Net earnings                  $  6,601,000   $  6,182,000   $  4,414,000

Earnings per share            $        .74   $        .69   $        .50

Common shares and equivalents
  outstanding              8,907,000            8,899,000      8,822,000




The Notes to the Consolidated Financial Statements are an integral part of these statements.
CONSOLIDATED BALANCE SHEET

                                                 September 30,
                                             1995           1994
               ASSETS

Current assets
  Cash                                       $  2,845,000   $  5,039,000
  Accounts receivable, net of allowance
  for doubtful accounts: 1995-$391,000;
  1994-$390,000                                24,688,000     27,385,000
  Inventory of tires, parts and supplies        6,307,000      7,267,000
  Other current assets                          3,071,000      3,073,000
  Deferred income taxes                         1,586,000      1,852,000
       Total current assets                    38,497,000     44,616,000

Property and equipment, at cost, net of
  accumulated depreciation                     93,454,000     77,771,000
Other assets                                       23,000        139,000
       Total assets                          $131,974,000   $122,526,000

          LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
  Accounts payable                           $ 10,603,000   $ 15,748,000
  Accrued liabilities                           9,146,000     10,971,000
  Income taxes payable                             53,000         99,000
  Current maturities of equipment
     financing obligations and
     long-term debt                             6,169,000      5,656,000
       Total current liabilities               25,971,000     32,474,000

Equipment financing obligations                31,065,000     22,103,000
Long-term debt                                  1,905,000      2,697,000
Insurance reserves                              1,795,000      2,486,000
Other liabilities                               2,157,000      2,216,000
Deferred income taxes                          11,549,000      9,824,000

Commitments and contingencies (see Notes to the Consolidated Financial Statements)

Shareholders' equity:
  Common stock $1.00 par value
     Outstanding: 1995-8,800,050 shares;
     1994-8,756,326 shares                      8,800,000      8,757,000
  Capital in excess of par value               10,894,000     10,732,000
  Retained earnings                            37,838,000     31,237,000
       Total shareholders' equity              57,532,000     50,726,000
       Total liabilities and shareholders'
          equity                             $131,974,000   $122,526,000

The Notes to the Consolidated Financial Statements are an integral part of these statements.
CONSOLIDATED STATEMENT OF CASH FLOWS

                                        Year Ended September 30,
                                  1995           1994          1993

Cash flows from operating activities:
  Net earnings                    $ 6,601,000    $ 6,182,000   $ 4,414,000
  Reconciliation of net earnings
    to net cash flows from
    operating activities:
    Depreciation                   10,079,000      8,386,000     9,517,000
    Net gain on sale of equipment    (110,000)      (433,000)     (323,000)
    Changes in assets and
    liabilities:
       Accounts receivable          2,697,000     (3,323,000)   (2,994,000)
       Inventories and other assets   849,000       (616,000)     (588,000)
       Accounts payable and accrued
       liabilities                 (6,970,000)     6,362,000       829,000
       Current and deferred
       income taxes                 2,174,000        279,000       575,000
       Other, net                    (750,000)      (406,000)     (275,000)

Net cash provided by operating
  activities                       14,570,000     16,431,000    11,155,000

Cash flows from investing
  activities:
  Purchase of property and
  equipment                       (28,474,000)   (22,561,000)  (11,499,000)
  Proceeds from the sale of
  equipment                         2,822,000      2,573,000       973,000

Net cash used in investing
activities                         25,652,000    (19,988,000)  (10,526,000)

Cash flows from financing activities:
  Proceeds of equipment financing
  obligations                      41,002,000     25,601,000    16,183,000
  Repayment of equipment
  financing obligations           (31,526,000)   (19,392,000)  (18,577,000)
  Proceeds of long-term debt           -           1,000,000     1,741,000
  Repayment of long-term debt        (793,000)    (2,893,000)     (337,000)
  Exercise of stock options           205,000        263,000       120,000
  Other                                -             (16,000)        -
Net cash provided by (used in)
financing activities                8,888,000      4,563,000      (870,000)

Net (decrease) increase in cash    (2,194,000)     1,006,000      (241,000)
Cash beginning of period            5,039,000      4,033,000     4,274,000
Cash end of period                $ 2,845,000    $ 5,039,000   $ 4,033,000

Supplemental information:
  Interest paid                   $ 3,233,000    $ 2,043,000   $ 2,257,000
  Income taxes paid               $ 2,436,000    $ 4,055,000   $ 3,065,000


The Notes to the Consolidated Financial Statements are an integral part of these statements.

              NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Accounting Policies

    The consolidated financial statements include the accounts of all subsidiaries with appropriate elimination of intercompany transactions and balances.

    The Company recognizes revenue when shipments are delivered. Expenses are recognized concurrently with revenues.

    Inventories of transportation equipment parts and supplies are valued at the lower of first-in, first-out cost or market. Tires on vehicles, including new or recapped replacement tires, are valued at cost and are written off over the expected aggregate useful life which approximates two to three years.

    Property and equipment are recorded at cost. Depreciation is provided on a straight-line, specific item basis net of salvage or residual values. The cost and related accumulated depreciation of property and equipment sold or retired are eliminated from the property accounts, and the resulting gain or loss is reflected in the statement of earnings. Repairs and maintenance are expensed as incurred. Improvements which extend the original life of the assets are capitalized and depreciated over the remaining lives of the assets.

    The Company retains a specific portion of insurable risks with regard to public liability and workers' compensation claims. Retention levels are currently $500,000. Reserves are established for claims incurred plus an estimate for claims incurred but not reported. Reserve requirements are evaluated and established utilizing historical trends, the Company's experience, claim severity and other factors. Claims estimated to be paid within one year have been classified in accrued liabilities with the balance reflected as non-current insurance reserves.

    Earnings per common share are computed assuming the conversion of all potentially dilutive securities, namely options to purchase shares of the Company's stock.

Property and Equipment

    The Company's property and equipment accounts are as follows:

                                                               Useful
September 30,                     1995          1994           Lives
Land                              $ 13,576,000  $ 13,264,000
Transportation equipment           136,261,000   144,850,000  4 to 12 years
Transportation service facilities   58,968,000    51,139,000  5 to 40 years
Less accumulated depreciation     (115,351,000) (131,482,000)
                                  $ 93,454,000  $ 77,771,000

    The Company had commitments for the purchase of transportation equipment of $194,000 at September 30, 1995.



Indebtedness

    Equipment financing obligations are as follows:

                                                   September 30,
                                                1995          1994
Revolving credit agreement -
$30,000,000 line                                $14,750,000   $ 6,000,000

Note payable to Rollins Truck Leasing Corp.          -          6,000,000

Other equipment financing obligations due
    banks and  other financial institutions
    with equipment pledged as security at
    interest rates ranging from 6.5% to 8.0%,
    payable in installments to 2003              21,692,000    14,967,000

Less amounts due within one year                 (5,377,000)   (4,864,000)
                                                $31,065,000   $22,103,000

    The revolving credit agreement is unsecured but, at the option of the banks, amounts outstanding under the agreement may be secured with unpledged equipment and accounts receivable. During the fiscal year, interest rates on borrowings under the agreement ranged from 6.7% to 8.2% and averaged 7.9% at September 30, 1995. The agreement requires the maintenance of certain financial ratios, restricts the payment of dividends and regulates payments to affiliated companies. The credit agreement expires on December 31, 1999 but may be renewed on a year to year basis thereafter upon agreement of the parties thereto. Termination of the agreement would result in the repayment of the outstanding loan balance over a period of 60 months in equal monthly installments. Otherwise, no repayments are required unless the financing value of the equipment and accounts receivable falls below the outstanding principal balance of the loan.

    The note payable to Rollins Truck Leasing Corp. was issued in connection with the public sale by that company of Collateral Trust Debentures. In March of 1995, the Company repaid the $6,000,000 note payable to Rollins Truck Leasing Corp.

    Long-term debt includes real estate mortgage obligations at interest rates ranging from 6.0% to 8.0% which are payable in installments over various periods through the year 2000. Land and buildings with a carrying value of $6,706,000 at September 30, 1995 are pledged as collateral.

    The aggregate amounts of maturities for all indebtedness during the next five fiscal years are as follows: 1996-$6,169,000; 1997-$6,218,000; 1998-
$5,154,000; 1999-$4,323,000 and 2000-$1,242,000.

Accrued Liabilities

    Accrued liabilities are as follows:

                                                    September 30,
                                                1995          1994

Employee compensation                           $ 3,851,000   $ 4,470,000
Insurance reserves                                2,373,000     2,921,000
Taxes other than income                           1,206,000     1,491,000
Other                                             1,716,000     2,089,000
                                                $ 9,146,000   $10,971,000

Shareholders' Equity

    Changes in the components of shareholders' equity are as follows:

                                    $1 Par Value   Capital in                    Total
                                    Common         Excess of      Retained       Shareholders'
                                    Stock          Par Value      Earnings       Equity
Balance at September 30, 1992       $ 5,751,000    $13,372,000    $20,640,000    $39,763,000
Net earnings                                                        4,414,000      4,414,000
Exercise of stock options                28,000         91,000          1,000        120,000
Balance at September 30, 1993         5,779,000     13,463,000     25,055,000     44,297,000
Net earnings                                                        6,182,000      6,182,000
Three-for-two common stock split      2,916,000     (2,932,000)                      (16,000)
Exercise of stock options                62,000        201,000                       263,000
Balance at September 30, 1994         8,757,000     10,732,000     31,237,000     50,726,000
Net earnings                                                        6,601,000      6,601,000
Exercise of stock options                43,000        162,000                       205,000
Balance at September 30, 1995        $8,800,000    $10,894,000    $37,838,000    $57,532,000


    The Company is authorized to issue 24,000,000 shares of $1 Par Value Common Stock and 1,000,000 shares of $1 Par Value Preferred Stock. The terms and conditions of each issue of preferred shares will be determined by the Board of Directors. No preferred shares have been issued.

    Each share of common stock outstanding includes one common stock purchase right (a "Right") which is non-detachable and non-exercisable until certain defined events occur, including certain tender offers or the acquisition by a person or group of affiliated or associated persons of 20% of the Company's common stock. Upon the occurrence of certain defined events, the Right entitles the registered holder to purchase one share of common stock of the Company for $40 and may be modified to permit certain holders to purchase common stock of the Company or common stock of an acquiring company at a 50% discount. The Right expires on June 30, 1999 unless earlier redeemed by the Company at a price of $.0067 per Right as permitted under certain conditions.

    Under the terms of the revolving credit agreement, the Company's major subsidiary may not pay dividends or make any other distribution to the Company in an amount which exceeds 25% of its aggregate net earnings after September 30, 1988. Net assets of this subsidiary not restricted under the agreement totaled $3,524,000 at September 30, 1995.

Stock Option Plan

    In July 1988, the Company adopted a stock option plan under which options to purchase up to a total of 750,000 common shares may be granted to key salaried employees at not less than 100% of the fair market value on the date of grant.

    Option activity is summarized as follows:
                                                        Year Ended September 30,
                                             1995                1994                1993
Number of options:
    Outstanding at beginning of year         424,128             505,969             281,715
    Granted                                  124,900             20,115              280,800
    Exercised                                (43,724)            (87,473)            (42,746)
    Expired or canceled                      (14,286)            (14,483)            (13,800)
    Outstanding at September 30              491,018             424,128             505,969
At September 30:
    Options available for grant              44,554              155,168             160,800
    Options exercisable                      136,265             92,610              87,588

Per share prices:
    Options granted                       $9.50 to $ 9.75    $9.25 to $11.33    $8.92
    Options exercised                     $2.42 to $ 9.00    $2.42 to $ 8.92    $2.42 to $3.00
    Options outstanding at September 30   $2.42 to $11.33    $2.42 to $11.33    $2.42 to $8.92


Lease Commitments

    The Company leases certain of its transportation service and administrative facilities, office space and transportation equipment. These leases are classified as operating leases and expire on various dates during the next eight years. Minimum future payments required under operating leases having non-cancelable terms in excess of one year as of September 30 are considered in the lease commitments.

    Total rent expense incurred under operating leases for the fiscal years ended September 30, 1995, 1994 and 1993 amounted to $13,732,000, $6,672,000 and $5,325,000, respectively.



    Minimum future payments are as follows:

Year Ending September 30,
1996                                         $10,058,000
1997                                           9,192,000
1998                                           6,712,000
1999                                           4,217,000
2000                                           1,494,000
Later years                                      967,000
Total minimum payments required              $32,640,000

Income Taxes

    The tax provisions for the three years ended September 30, 1995 are comprised as follows:

                                       Year Ended September 30,
                                 1995          1994          1993
    Current:   Federal           $2,270,000    $2,699,000    $1,868,000
         State                      556,000       739,000       912,000
    Deferred:  Federal            1,469,000       759,000       671,000
         State                      315,000       137,000        20,000
         Rate change                  -             -           169,000
    Total income taxes           $4,610,000    $4,334,000    $3,640,000

    A reconciliation of the tax provisions for the three years ended September 30, 1995 with amounts calculated by applying the statutory federal income tax rate for those years to earnings before income taxes is as follows:
                                           Year Ended September 30,
                                 1995          1994          1993
Federal tax at statutory rate    $3,924,000    $3,580,000    $2,738,000
State taxes                         567,000       577,000       615,000
Rate change                          -             -            169,000
Other                               119,000       177,000       118,000
Total income taxes               $4,610,000    $4,334,000    $3,640,000

    The tax effect of temporary differences which comprise the current and non-current deferred income tax amounts shown on the balance sheet are as follows:
                                    September 30,
                                 1995          1994
Depreciation                     $11,590,000   $10,079,000
Expenses deductible when paid     (1,815,000)   (2,143,000)
Other                                188,000        36,000
Deferred income taxes, net       $ 9,963,000   $ 7,972,000

Pension Plans

    The Company maintains a noncontributory pension plan for eligible employees not covered by pension plans under collective bargaining agreements. Pension costs for this plan are funded in accordance with the provisions of the Internal Revenue Code. The Company also maintains a nonqualified, non-contributory defined benefit pension plan for certain employees to restore pension benefits reduced by federal income tax regulations. The cost associated with the plan is determined using the same actuarial methods and assumptions as those used for the Company's qualified pension plan.

      The components of net periodic pension cost are as follows:
                                   Year Ended September 30,
                                 1995          1994          1993
Service cost                     $  510,000    $  496,000    $  412,000
Interest cost                       591,000       520,000       445,000
Return on plan assets            (1,309,000)       (7,000)     (816,000)
Net amortization and deferral       772,000      (551,000)      302,000
Net periodic pension cost        $  564,000    $  458,000    $  343,000

      The following table sets forth the plan's funded status and the amount recognized in the Company's balance sheet for the plans:
                                           September 30,
                                               1995          1994
Actuarial present value of accumulated
benefit obligation:
      Vested                                   $6,581,000    $5,611,000
      Non-vested                                  251,000       262,000
                                               $6,832,000    $5,873,000

Projected benefit obligation                   $8,408,000    $7,492,000
Plan assets at market value                     7,627,000     5,860,000
Projected benefit obligation in
excess of plan assets                             781,000     1,632,000
Unrecognized gain                               1,110,000       329,000
Unrecognized prior service cost                  (113,000)     (128,000)
Unrecognized overfunding at adoption               81,000        97,000
Accrued pension liability                      $1,859,000    $1,930,000

    The discount rate and the rate of assumed compensation increase for all three years were 8.0% and 5.0%, respectively. The expected long-term rate of return on assets was 9.0% for 1995 and 9.5% for 1994 and 1993.

    At September 30, 1995, the assets of the pension plans were invested 76% in equity securities and 24% in fixed income securities.

    Effective October 1, 1994, the Company established a defined contribution 401(k) plan which permits participation by substantially all employees not represented under a collective bargaining agreement.

    The Company expensed payments to multi-employer pension plans required by collective bargaining agreements of $3,082,000 in 1995, $2,731,000 in 1994 and $2,639,000 in 1993. The actuarial present value of accumulated plan benefits and net assets available for benefits to employees under these plans are not available.

Transactions with Related Parties

    Certain directors and officers of the Company are also directors and officers of Rollins Environmental Services, Inc. and of Rollins Truck Leasing Corp.

    The Company provided transportation services to Rollins Environmental Services, Inc. and realized revenues therefrom of $13,265,000 in 1995, $3,175,000 in 1994 and $1,714,000 in 1993.

    The Company purchased materials, administrative services, insurance and rented office space from Rollins Truck Leasing Corp., its subsidiaries and affiliates. The aggregate cost of these materials, services and rents, which have been included in operating expenses or selling and administrative expenses, as appropriate, in the Consolidated Statement of Earnings, was $3,286,000 in 1995, $2,949,000 in 1994 and $3,077,000 in 1993.

    In connection with the note payable to Rollins Truck Leasing Corp., the Company incurred interest expense which was paid to Rollins Truck Leasing Corp. of $272,000 in 1995, $593,000 in 1994 and $1,023,000 in 1993.

    An officer of the Company is the trustee of an employee benefits trust which provides certain insurance and health care benefits to employees of the Company. Contributions to the trust, which were charged to operating or selling and administrative expenses, as appropriate, were $2,567,000 in 1995, $2,529,000 in 1994 and $2,747,000 in 1993.

    In the opinion of management of the Company, the foregoing transactions were effected at rates which approximate those which the Company would have realized or incurred had such transactions been effected with independent third parties.

Commitments and Contingencies

    In the normal course of its business, Matlack is subject to numerous state and federal environmental laws and regulations and is also exposed to the cost and risk of transporting and handling materials and wastes characterized as hazardous by various regulatory agencies. Matlack has received notices from the United States Environmental Protection Agency ("EPA") and others indicating that it is a "potentially responsible party" with respect to the clean-up of hazardous wastes at several waste disposal sites. Matlack has been named as a defendant in several lawsuits brought under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") for recovery of costs associated with the clean-up of waste disposal sites. In addition, Matlack has responded to various governmental requests, principally those of the EPA pursuant to CERCLA, for information with respect to possible disposition of waste materials attributable to it at various waste disposal sites.

    Where losses are probable, provision has been made based upon available information with respect to the cost of all such claims. In determining the Company's liability with respect to such claims, consideration is given to the total cost to remediate the site, the Company's contribution of waste at the site, the participation of other responsible parties and all other relevant circumstances of the claim. All claims and litigations are reviewed to determine the likelihood that their ultimate resolution would have a material adverse effect upon the Company.

    Matlack is involved in ordinary routine litigation incidental to the operation of its business. In the opinion of management, based on the advice of counsel, it is only remotely likely that the ultimate resolution of these claims and actions will be material.

Quarterly Results (Unaudited)

                       December      March         June          September
         1995          31            31            30            30
Revenues               $57,085,000   $60,750,000   $61,301,000   $57,121,000
Gross profit           $ 7,078,000   $ 8,252,000   $ 9,125,000   $ 8,592,000
Earnings before
  income taxes         $ 1,734,000   $ 2,739,000   $ 3,789,000   $ 2,949,000
Net earnings           $ 1,014,000   $ 1,602,000   $ 2,238,000   $ 1,747,000
Earnings per share     $       .11   $       .18   $       .25   $       .20
         1994
Revenues               $49,900,000   $54,679,000   $56,129,000   $57,172,000
Gross profit           $ 5,563,000   $ 7,079,000   $ 8,518,000   $ 8,811,000
Earnings before
  income taxes         $ 1,004,000   $ 2,223,000   $ 3,513,000   $ 3,776,000
Net earnings           $   583,000   $ 1,289,000   $ 2,071,000   $ 2,239,000
Earnings per share     $       .07   $       .14   $       .23   $      .25

PAGE

               SCHEDULE I - Condensed Financial Information

                           MATLACK SYSTEMS, INC.
                               BALANCE SHEET
                              ($000 Omitted)

               Assets                                 September 30,
                                                   1995          1994
Current Assets
  Cash                                             $    18       $   608
  Other current assets                                 111            32
                                                       129           640

Investments in subsidiaries, at equity*             59,108        50,385
Other assets                                            35          -
                                                   $59,272       $51,025
      Liabilities and Shareholders' Equity

Current Liabilities
  Accounts payable                                 $    14       $    14
  Accrued liabilities                                  130            83
  Income taxes payable                                 135           163
                                                       279           260

Advance from subsidiary*                             1,257          -
Other liabilities                                     -               15
Deferred federal income taxes                          204            24

Shareholders' equity
  Common shares $1 Par Value, 24,000,000 shares
    authorized; issued and outstanding:
    1995: 8,800,050; 1994: 8,756,326                 8,800         8,757
  Capital in excess of par values                   10,894        10,732
  Retained earnings                                 37,838        31,237
                                                    57,532        50,726
                                                   $59,272       $51,025

* Eliminated in consolidation.


The Note to the Financial Statements is an integral part of these statements.

               SCHEDULE I - Condensed Financial Information
                                (continued)

                           MATLACK SYSTEMS, INC.
                           STATEMENT OF EARNINGS
                              ($000 Omitted)


                                            Year Ended September 30,
                                           1995       1994       1993

Revenues:
    Dividends from subsidiaries            $  250     $  900     $  200

Administrative expenses                       110        315        137

Earnings before income taxes                  140        585         63

Income tax (benefit)                           84       (129)       (26)

Net earnings of Matlack Systems, Inc.          56        714         89

Equity in undistributed net earnings
    of subsidiaries                         6,545      5,468      4,325

Net earnings                               $6,601     $6,182     $4,414




The Note to the Financial Statements is an integral part of these statements.

               SCHEDULE I - Condensed Financial Information
                                (continued)

                           MATLACK SYSTEMS, INC.
                          STATEMENT OF CASH FLOWS
                              ($000 Omitted)

                                                Year Ended September 30,

                                              1995        1994      1993

Cash flows from operating activities:
   Earnings prior to equity in
     subsidiaries' undistributed earnings     $   56      $  714    $   89

   Reconciliation of earnings to net
     cash flows from operating activities:
     Changes in assets and liabilities:
         Accounts receivable                    -             63       (63)
         Accounts payable and accrued
         liabilities                              47         (10)       94
         Current and deferred income taxes       152         135       (55)
         Other, net                             (129)          1         3
     Net cash flows from operating activities    126         903        68

   Cash flows from investing activities         -           -         -

   Cash flows from financing activities:
     Proceeds of stock options exercised         205         263       120
     Capital contribution to subsidiary       (2,178)       (700)     (200)
     Advance from subsidiary                   1,257        -         -
     Other                                       -           (16)     -
     Net cash flows used in financing
     activities                                 (716)       (453)      (80)

     Net (decrease) increase in cash            (590)        450       (12)

     Cash beginning of period                    608         158       170

     Cash end of period                       $   18      $  608    $  158

Supplemental information:

   Interest paid                              $  -        $  -      $  -
   Income taxes paid                          $1,743      $3,249    $2,874


The Note to the Financial Statements is an integral part of these statements.

               SCHEDULE I - Condensed Financial Information
                                (continued)

                           MATLACK SYSTEMS, INC.
                     Note to the Financial Statements


Accounting Policies

     The accounting policies of the Registrant and its subsidiaries are set forth on page 15 of this 1995 Annual Report on Form 10-K.

     The Company's principal source of earnings is dividends paid by its subsidiaries. Certain loan agreements restrict payments to the Company by its subsidiaries. Net assets of subsidiaries not restricted under such loan agreements totaled $6,074,000 at September 30, 1995. The Company also realizes cash receipts by assessing subsidiaries for federal taxes on income and expends cash in payment of such taxes on a consolidated basis. Tax assessments are based on the amount of federal income taxes which would be payable (recoverable) by each subsidiary company based on its current year's earnings (loss) reduced by that subsidiary's applicable portion of any consolidated credits utilized currently in the consolidated federal income tax return.

                                MATLACK SYSTEMS, INC. AND SUBSIDIARIES
                           SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                           ($000 OMITTED)


           COLUMN A                       COLUMN B        COLUMN C          COLUMN D      COLUMN E
                                                         Additions
                                          Balance at Charged to  Charged                  Balance at
                                          Beginning  Costs and   to Other                 End of
         Description                      of Period  Expenses    Accounts   Deductions    Period

Year Ended
September 30,
1995:  Allowance for doubtful accounts      $390       $129       $146(1)     $274(2)      $391


1994:  Allowance for doubtful accounts      $381       $194       $196(1)     $381(2)      $390


1993:  Allowance for doubtful accounts      $ 362      $91        $265(1)     $337(2)      $381




(1)   Recoveries.
(2)   Bad debt write-offs.















                           Matlack Systems, Inc.

                           Exhibits to Form 10-K

                 For Fiscal Year Ended September 30, 1995


               Index to Exhibits                          Page Nos.

       Exhibit 10b   First Amendment dated April 13, 1990   28
                  to the Equipment Financing Agreement
                  dated August 1, 1988

       Exhibit 10c   Second Amendment dated June 30, 1994   35
                  to the Equipment Financing Agreement
                  dated August 1, 1988

       Exhibit 21    Matlack Systems, Inc.                  44
                  Subsidiaries at September 30, 1995

       Exhibit 27    Matlack Systems, Inc.                  45
                  Financial Data Schedule at
                  September 30, 1995

                                                         Exhibit 21


                           Matlack Systems, Inc.
                    Subsidiaries at September 30, 1995



                                                 Jurisdiction of
               Name                              Incorporation

               Matlack (DE), Inc.                    Delaware

               Bayonne Terminals, Inc.               Pennsylvania

               Matlack International, Inc.                Delaware