Form 10-Q/A
period 1995-12-31
MATLACK SYSTEMS INC
filed 1996-02-20
CIK 837339

Page 1 of 7

                              UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549


                                FORM 10-Q


(Mark One)

/ X /     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT    OF 1934

For the quarterly period ended           December 31, 1995

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



                                                     Yes   X     No _____

     The number of shares of the registrant's common stock outstanding as of December 31, 1995 was 8,803,218.

FORM 10-Q                                                     Page 2 of 7
                     PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter ended December 31, 1995 are not necessarily indicative of the results that may be expected for the year ended September 30, 1996. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 1995.



                          MATLACK SYSTEMS, INC.
                   CONSOLIDATED STATEMENT OF EARNINGS
               ($000 Omitted Except for Per Share Amounts)



                                                         Quarter Ended
                                                          December 31,
                                                         1995      1994

Revenues                                               $55,562   $57,085

Operating expenses                                      46,820    47,824
Depreciation                                             2,935     2,183
Selling and administrative expenses                      4,540     4,645
Interest expense                                           790       708
Other expense (income)                                       8        (9)
                                                        55,093    55,351

Earnings before income taxes                               469     1,734

Income taxes                                               195       720

Net earnings                                           $   274   $ 1,014

Earnings per share                                     $   .03   $   .11

Average common shares and equivalents
   outstanding (000)                                     8,883     8,887

Dividends paid per share                                 None      None

FORM 10-Q                                                     Page 3 of 7

                          MATLACK SYSTEMS, INC.
                       CONSOLIDATED BALANCE SHEET
                             ($000 Omitted)


                                               December 31,  September 30,
               ASSETS                             1995          1994
Current assets
  Cash                                            $  2,385    $  2,845
  Accounts receivable, net of allowance for
    doubtful accounts: December-$391;
    September-$391                                  23,677      24,688
  Inventory of tires, parts and supplies             5,889       6,307
  Other current assets                               4,721       3,071
  Deferred income taxes                              1,500       1,586
      Total current assets                          38,172      38,497

Property and equipment, at cost, net of
  accumulated depreciation of:
  December-$118,128; September-$115,351             92,272      93,454
Other assets                                            22          23
     Total assets                                 $130,466    $131,974

     LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Accounts payable                                $ 10,106    $ 10,603
  Accrued liabilities                                8,325       9,146
  Income taxes payable                                  75          53
  Current maturities of equipment financing
    obligations and long-term debt                   6,196       6,169
      Total current liabilities                     24,702      25,971

Equipment financing obligations                     31,107      31,065
Long-term debt                                       1,607       1,905
Insurance reserves                                   1,462       1,795
Other liabilities                                    2,302       2,157
Deferred income taxes                               11,471      11,549

Commitments and contingent liabilities
  See Part II Legal Proceedings

Shareholders' equity:
  Preferred stock, $1 par value,
    1,000,000 shares authorized; issued and
    outstanding - None
  Common stock, $1 par value,
    24,000,000 shares authorized;
    issued and outstanding:
    December-8,803,218 and
    September-8,800,050                              8,803       8,800
  Capital in excess of par value                    10,899      10,894
  Retained earnings                                 38,113      37,838
      Total shareholders' equity                    57,815      57,532
      Total liabilities and shareholders' equity  $130,466    $131,974

FORM 10-Q                                                     Page 4 of 7

                          MATLACK SYSTEMS, INC.
                  CONSOLIDATED STATEMENT OF CASH FLOWS
                             ($000 Omitted)

                                                         Quarter Ended
                                                          December 31,
                                                        1995      1994

Cash flows from operating activities:
  Net earnings                                         $   274   $ 1,014
  Reconciliation of net earnings to net
    cash flows from operating activities:
    Depreciation                                         2,935     2,183
    Changes in assets and liabilities:
       Accounts receivable                               1,011       432
       Inventories and other assets                     (1,231)   (2,247)
       Accounts payable and accrued liabilities         (1,318)   (5,968)
       Current and deferred income taxes                    30       562
       Other, net                                         (180)       50
Net cash provided by (used in) operating activities      1,521    (3,974)

Cash flows from investing activities:
  Purchase of property and equipment                    (1,786)  (12,907)
  Proceeds from sale of equipment                           25     1,546
Net cash used in investing activities                   (1,761)  (11,361)

Cash flows from financing activities:
  Proceeds of equipment financing obligations            6,250    24,352
  Repayment of equipment financing obligations          (6,181)  (10,252)
  Repayment of long-term debt                             (298)     (282)
  Exercise of stock options                                  9       103
Net cash (used in) provided by financing activities       (220)   13,921

Net (decrease) in cash                                    (460)   (1,414)
Cash beginning of period                                 2,845     5,039
Cash end of period                                     $ 2,385   $ 3,625

Supplemental information:
  Interest paid                                        $   768   $   530
  Income taxes paid                                    $   165   $   157

FORM 10-Q                                                     Page 5 of 7

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations: Quarter Ended December 31, 1995 vs. Quarter Ended December 31, 1994

     Revenues for the quarter ended December 31, 1995 decreased by $1,523,000 (2.7%). The lower revenues reflects a 6% decrease in the number of loads carried as well as a lower revenue per load. Competitive pricing and excess industry capacity, both results of continued sluggish economic conditions, negatively affected revenue. Improvements in the Company's ancillary businesses were not sufficient to offset the decline in the domestic trucking business.

     Operating expenses decreased by $1,004,000 (2.1%) reflecting the decrease in revenues. Operating expenses as a percentage of revenues increased to 84.3% in 1995 from 83.8% in 1994.

     Depreciation expense increased by $752,000 (34.4%) due to the increase in capital expenditures associated with the tractor replacement program, which was completed in fiscal year 1995.

     Selling and administrative expenses decreased by $105,000 (2.3%) due mainly to the lower level of business. Selling and administrative expenses were 8.2% of revenues in 1995 and 8.1% in 1994.

     Interest expense increased $82,000 (11.6%) due mainly to increased borrowings related to the higher level of capital spending incurred throughout fiscal year 1995.

     The effective income tax rates for the quarter ended December 31, 1995 and 1994 were 41.6% and 41.5%, respectively.

     Net earnings decreased to $274,000 or $.03 per share from $1,014,000 or $.11 per share in the prior year. The decrease in earnings resulted principally from the lower revenues.

Liquidity and Capital Resources

     During the first three months of fiscal 1996, the Company financed its capital expenditures through a combination of cash flows from operations, available cash and increased borrowings under its revolving credit agreement. At December 31, 1995, a total of $6,124,000 was available to the Company under its $30,000,000 revolving credit facility.

     Otherwise, there were no material changes in the Company's financial condition and its liquidity and capital resources since September 30, 1995. For further details, see pages 3 and 4 of the Company's 1995 Annual Report to Shareholders on Form 10-K for the year ended September 30, 1995.

FORM 10-Q                                                     Page 6 of 7

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



DATE:    January 23, 1996               MATLACK SYSTEMS, INC.
                                          (Registrant)



                                   /s/ G. J. Trippitelli
                                   G. J. Trippitelli
                                   President and Chief Executive Officer



                                   /s/ Patrick J. Bagley
                                   Patrick J. Bagley
                                   Vice President-Finance and Treasurer
                                   Chief Financial Officer
                                   Chief Accounting Officer