Form 10-Q
period 1996-03-31
MATLACK SYSTEMS INC
filed 1996-04-24
CIK 837339

Page 1 of 7

                              UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                                FORM 10-Q


(Mark One)

/ X / QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      March 31, 1996

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

                                                  Yes   X     No _____


     The number of shares of the registrant's common stock outstanding as of March 31, 1996 was 8,803,218.






FORM 10-Q                                                     Page 2 of 7
                     PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter and six months ended March 31, 1996 are not necessarily indicative of the results that may be expected for the year ending September 30, 1996. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 1995.

                          MATLACK SYSTEMS, INC.
                   CONSOLIDATED STATEMENT OF EARNINGS
               ($000 Omitted Except for Per Share Amounts)


                                  Quarter          Six Months Ended
                                  March 31,             March 31,
                               1996     1995         1996      1995

Revenues                      $57,666  $60,750     $113,228  $117,835

Operating expenses             48,161   49,966       94,981    97,790
Depreciation                    2,978    2,532        5,913     4,715
Selling and administrative
  expenses                      4,617    4,727        9,157     9,372
Interest expense                  752      881        1,542     1,589
Other (income) expense             (6)     (95)           2      (104)

                               56,502   58,011      111,595   113,362

Earnings before income taxes    1,164    2,739        1,633     4,473

Income taxes                      535    1,137          730     1,857

Net earnings                  $   629  $ 1,602     $    903  $  2,616

Earnings per share            $   .07  $   .18     $    .10  $    .29

Average common shares and
  equivalents outstanding (000)                       8,880     8,926

Dividends paid per share        None     None         None      None

FORM 10-Q                                                     Page 3 of 7

                          MATLACK SYSTEMS, INC.
                       CONSOLIDATED BALANCE SHEET
                             ($000 Omitted)


                                                 March 31, September 30,
               ASSETS                              1996        1995
Current assets
  Cash                                           $  3,976    $  2,845
  Accounts receivable, net of allowance for
    doubtful accounts: March-$400;
    September-$391                                 25,527      24,688
  Inventory of tires, parts and supplies            5,689       6,307
  Other current assets                              4,166       3,071
  Deferred income taxes                             1,542       1,586
      Total current assets                         40,900      38,497

Property and equipment, at cost, net of
  accumulated depreciation of:
  March-$121,069; September-$115,351               90,845      93,454
Other assets                                           23          23
     Total assets                                $131,768    $131,974

     LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Accounts payable                               $ 10,607    $ 10,603
  Accrued liabilities                               8,940       9,146
  Income taxes payable                                206          53
  Current maturities of equipment financing
    obligations and long-term debt                  6,220       6,169
      Total current liabilities                    25,973      25,971

Equipment financing obligations                    30,637      31,065
Long-term debt                                      1,575       1,905
Insurance reserves                                  1,269       1,795
Other liabilities                                   2,330       2,157
Deferred income taxes                              11,540      11,549

Commitments and contingent liabilities
  See Part II Legal Proceedings

Shareholders' equity:
  Preferred stock, $1 par value,
    1,000,000 shares authorized; issued and
    outstanding - None
  Common stock, $1 par value,
    24,000,000 shares authorized;
    issued and outstanding:
    March-8,803,218 and
    September-8,800,050                             8,803       8,800
  Capital in excess of par value                   10,899      10,894
  Retained earnings                                38,742      37,838
      Total shareholders' equity                   58,444      57,532
      Total liabilities and shareholders' equity $131,768    $131,974

FORM 10-Q                                                     Page 4 of 7

                          MATLACK SYSTEMS, INC.
                  CONSOLIDATED STATEMENT OF CASH FLOWS
                             ($000 Omitted)

                                                       Six Months Ended
                                                            March 31,
                                                        1996      1995

Cash flows from operating activities:
  Net earnings                                         $   903   $ 2,616
  Reconciliation of net earnings to net
    cash flows from operating activities:
    Depreciation                                         5,913     4,715
    Changes in assets and liabilities:
       Accounts receivable                                (839)   (1,007)
       Inventories and other assets                       (477)   (1,224)
       Accounts payable and accrued liabilities           (202)   (2,928)
       Current and deferred income taxes                   188       612
       Other, net                                         (351)     (217)
Net cash provided by operating activities                5,135     2,567

Cash flows from investing activities:
  Purchase of property and equipment                    (3,352)  (18,441)
  Proceeds from sale of equipment                           46     2,516
Net cash used in investing activities                   (3,306)  (15,925)

Cash flows from financing activities:
  Proceeds of equipment financing obligations           18,125    32,353
  Repayment of equipment financing obligations         (18,502)  (21,418)
  Repayment of long-term debt                             (330)     (347)
  Exercise of stock options                                  9       179
Net cash (used in) provided by financing activities       (698)   10,767

Net increase (decrease) in cash                          1,131    (2,591)
Cash beginning of period                                 2,845     5,039
Cash end of period                                     $ 3,976   $ 2,448

Supplemental information:
  Interest paid                                        $ 1,370   $ 1,528
  Income taxes paid                                    $   542   $ 1,245

FORM 10-Q                                                     Page 5 of 7

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations: Six Months Ended March 31, 1996 vs. Six Months Ended March 31, 1995

  Revenues for the first six months ended March 31, 1996 decreased by $4,607,000 (3.9%) from $117,835,000 to $113,228,000. The number of loads carried remained essentially the same in both six-month periods, while the revenue per load was lower in the current fiscal year. The Company's ancillary service revenues including Brite-Sol cleaning and international container operations increased during the current six-month period.

  Operating expenses decreased by $2,809,000 (2.9%) reflecting the decrease in revenues. Operating expenses as a percentage of revenues increased to 83.9% in 1996 from 83.0% in 1995.

  Depreciation expense increased by $1,198,000 (25.4%) principally due to the increase in capital expenditures associated with the Company's tractor replacement program and several major new facilities completed in fiscal year 1995.

  Selling and administrative expenses decreased by $215,000 (2.3%) mainly due to the lower level of business. Selling and administrative expenses were 8.1% of revenues in 1996 and 8.0% in 1995.

  Interest expense decreased by $47,000 (3.0%) mainly due to a reduction of borrowings and lower interest rates during the current fiscal year.

  The effective income tax rates for the six months ended March 31, 1996 and 1995 were 44.7% and 41.5%, respectively.

  Net earnings decreased to $903,000 or $.10 per share from $2,616,000 or $.29 per share in the prior year. The decrease in earnings resulted principally from lower revenues and higher depreciation expense.

Results of Operations: Quarter Ended March 31, 1996 vs. Quarter Ended March 31, 1995

  Revenues for the quarter ended March 31, 1996 decreased by $3,084,000 (5.1%) to $57,666,000 from $60,750,000 reported in the second quarter last year. Severe winter weather conditions, a slower economy and, most recently, the General Motors strike adversely affected revenue during the second quarter.

  Operating expenses decreased by $1,805,000 (3.6%) reflecting the decrease in revenues. Operating expenses were affected by higher fuel prices during the quarter. Operating expenses as a percentage of revenues increased to 83.5% in 1996 from 82.2% in 1995.

  Depreciation expense increased by $446,000 (17.6%) principally due to the increase in capital expenditures during fiscal year 1995.

  Selling and administrative expenses decreased by $110,000 (2.3%) mainly due to the lower level of business. Selling and administrative expenses were 8.0% of revenues in 1996 and 7.8% in 1995.

  Interest expense decreased $129,000 (14.6%) due to reduced borrowings and lower interest rates during the current fiscal year.






FORM 10-Q                                                     Page 6 of 7

  The effective income tax rates for the quarters ended March 31, 1996 and 1995 were 46.0% and 41.5%, respectively. The increased effective tax rate was caused by the greater effect the non-deductible expenses had upon the computation of taxable income relative to the level of pretax earnings.

  Net earnings decreased to $629,000 or $.07 per share from $1,602,000 or $.18 per share in the prior year. The decrease in earnings resulted principally from the lower revenues and higher depreciation expense.

Liquidity and Capital Resources

  During the first six months of fiscal 1996, the Company financed its capital additions through a combination of cash flows from operations and available cash. At March 31, 1996, a total of $5,179,000 was available to the Company under its $30,000,000 revolving credit facility.

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

  None.

Item 3.  Defaults Upon Senior Securities

  None.

Item 4.  Submission of Matters to a Vote of Security Holders

  The Company's Annual Meeting of Shareholders was held on January 25, 1996. With regard to Proposal No. 1 of the NOTICE OF ANNUAL MEETING OF SHAREHOLDERS TO BE HELD ON JANUARY 25, 1996 to elect two Class I Directors to the Board of Directors, Patrick J. Bagley and Gerard J. Trippitelli were elected. At the meeting, 8,278,004 and 8,276,257 affirmative votes were cast for Patrick J. Bagley and Gerard J. Trippitelli, respectively. There were no votes case against either nominee and 42,469 and 44,216 votes were withheld from Patrick J. Bagley and Gerard J. Trippitelli, respectively.

  The Company's 1995 Stock Option Plan was approved as proposed by Proposal No. 2 of the NOTICE OF ANNUAL MEETING OF SHAREHOLDERS TO BE HELD ON JANUARY 25, 1996. At the meeting, 5,183,375 affirmative votes and 73,460 negative votes were cast with regard to Proposal No. 2, while 16,818 votes were withheld.

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


DATE:    April 24, 1996                MATLACK SYSTEMS, INC.
                                         (Registrant)



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