Form 10-Q
period 1996-06-30
MATLACK SYSTEMS INC
filed 1996-07-24
CIK 837339

Page 1 of 7

                             UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

                               FORM 10-Q


(Mark One)

/ X / QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended       June 30, 1996
                                  OR

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


                                                   Yes   X     No _____


     The number of shares of the registrant's common stock outstanding as of June 30, 1996 was 8,808,168.

FORM 10-Q                                                   Page 2 of 7
                    PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter and nine months ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ending September 30, 1996. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report to Shareholders and Form 10-K for the year ended September 30, 1995.

                         MATLACK SYSTEMS, INC.
                  CONSOLIDATED STATEMENT OF EARNINGS
              ($000 Omitted Except for Per Share Amounts)

                                Quarter Ended     Nine Months Ended
                                   June 30,            June 30,
                                1996     1995       1996      1995

Operating revenues             $57,600  $61,301   $170,828  $179,136

Operating expenses              48,678   49,546    143,659   147,336
Depreciation                     3,000    2,630      8,913     7,345
Selling and administrative
  expenses                       4,626    4,497     13,783    13,869
Interest expense                   678      842      2,220     2,431
Other (income)                      (4)      (3)        (2)     (107)
                                56,978   57,512    168,573   170,874

Earnings before income taxes       622    3,789      2,255     8,262

Income taxes                       352    1,551      1,082     3,408
Net earnings                   $   270  $ 2,238   $  1,173  $  4,854

Earnings per share             $   .03  $   .25   $    .13  $    .54

Average common shares and
  equivalents outstanding (000)                      8,874     8,923

Dividends paid per common share   None     None       None      None

FORM 10-Q                                                   Page 3 of 7

                         MATLACK SYSTEMS, INC.
                      CONSOLIDATED BALANCE SHEET
                            ($000 Omitted)

                                                 June 30,   September 30,
               ASSETS                              1996       1995

Current assets
  Cash                                           $  3,421   $  2,845
  Accounts receivable, net of allowance for
    doubtful accounts: June-$402;
    September-$391                                 24,194     24,688
  Inventory of tires, parts and supplies            5,534      6,307
  Other current assets                              3,411      3,071
  Deferred income taxes                             1,576      1,586
      Total current assets                         38,136     38,497

Property and equipment, at cost, net of
  accumulated depreciation of:
  June-$123,895; September-$115,351                89,550     93,454
Other assets                                           22         23
     Total assets                                $127,708   $131,974

     LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Accounts payable                               $  8,401   $ 10,603
  Accrued liabilities                               8,278      9,146
  Income taxes payable                                409         53
  Current maturities of equipment financing
    obligations and long-term debt                  6,220      6,169
      Total current liabilities                    23,308     25,971

Equipment financing obligations                    29,490     31,065
Long-term debt                                      1,178      1,905
Insurance reserves                                  1,358      1,795
Other liabilities                                   2,005      2,157
Deferred income taxes                              11,643     11,549

Commitments and contingent liabilities
  See Part II Legal Proceedings

Shareholders' equity:
  Preferred stock, $1 par value,
    1,000,000 shares authorized; issued and
    outstanding - None
  Common stock, $1 par value,
    24,000,000 shares authorized;
    issued and outstanding:
    June-8,808,168 and
    September-8,800,050                             8,808      8,800
  Capital in excess of par value                   10,907     10,894
  Retained earnings                                39,011     37,838
      Total shareholders' equity                   58,726     57,532
      Total liabilities and shareholders' equity $127,708   $131,974

FORM 10-Q                                                   Page 4 of 7

                         MATLACK SYSTEMS, INC.
                 CONSOLIDATED STATEMENT OF CASH FLOWS
                            ($000 Omitted)

                                                     Nine Months
                                                    Ended June 30,
                                                   1996      1995

Cash flows from operating activities:
  Net earnings                                   $  1,173   $ 4,854
  Reconciliation of net earnings to net
    cash flows from operating activities:
      Depreciation                                  8,913     7,345
      Changes in assets and liabilities:
        Accounts receivable                           494     1,822
        Inventories and other assets                  434       185
        Accounts payable and accrued liabilities   (3,070)   (6,074)
        Current and deferred income taxes             460     1,439
        Other, net                                   (591)     (624)
Net cash provided by operating activities           7,813     8,947

Cash flows from investing activities:
  Purchase of property and equipment               (5,084)  (24,732)
  Proceeds from sale of equipment                      77     2,757
Net cash used in investing activities              (5,007)  (21,975)

Cash flows from financing activities:
  Proceeds of equipment financing obligations      29,410    36,752
  Repayment of equipment financing obligations    (30,934)  (25,889)
  Repayment of long-term debt                        (727)     (744)
  Proceeds of stock options exercised                  21       179
Net cash (used in) provided by
     financing activities                          (2,230)   10,298

Net increase (decrease) in cash                       576    (2,730)

Cash beginning of period                            2,845     5,039
Cash end of period                               $  3,421   $ 2,309

Supplemental information:
  Interest paid                                  $  2,223   $ 2,480
  Income taxes paid                              $    622   $ 1,739

FORM 10-Q                                                   Page 5 of 7

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations: Nine Months Ended June 30, 1996 vs. Nine Months Ended June 30, 1995

  Revenues for the nine months ended June 30, 1996 decreased by $8,308,000 (4.6%) from $179,136,000 to $170,828,000. Within the
Company's domestic bulk trucking operations, the number of loads carried remained essentially the same in both nine-month periods. However, the revenue per load was lower in the current fiscal year due to the competitive pricing conditions the Company has experienced in its services to the chemical industry. The Company's ancillary service revenues increased during the current nine-month period but were not sufficient to offset the decline in domestic bulk trucking revenues.

  Operating expenses decreased by $3,677,000 (2.5%) reflecting the decrease in revenues and a significant reduction in the Company's utilization of leased operators. Operating expenses increased to 84.1% of revenue in 1996 compared with 82.2% in 1995.

  Depreciation expense increased by $1,568,000 (21.3%) principally due to the increase in capital expenditures associated with the Company's tractor replacement program and several major new facilities completed in fiscal year 1995.

  Selling and administrative expenses decreased by $86,000 (.6%) mainly due to the lower level of business. Selling and administrative expenses were 8.1% of revenues in 1996 and 7.7% in 1995.

  Interest expense decreased by $211,000 (8.7%) due to a reduction of borrowings and lower interest rates during the current fiscal year.

  The effective income tax rates for the nine months ended June 30, 1996 and 1995 were 48.0% and 41.2%, respectively. The higher effective tax rate was caused by non-deductible expenses having a greater effect on the computation of taxable income relative to the level of pretax earnings in 1996.

  Net earnings decreased to $1,173,000 or $.13 per share from $4,854,000 or $.54 per share in the prior year. The decrease in earnings resulted principally from lower revenues and higher depreciation expense.

Results of Operations:  Quarter Ended June 30, 1996 vs. Quarter Ended
June 30, 1995

  Revenues for the quarter ended June 30, 1996 decreased by $3,701,000 (6.0%) to $57,600,000 from $61,301,000 reported in the third quarter last year. A slower economy and competitive pricing conditions continued to adversely affect revenues.

  Operating expenses decreased by $868,000 (1.8%) reflecting the decrease in revenues. Operating expenses were affected by higher fuel prices during the quarter. Operating expenses as a percentage of revenues increased to 84.5% in 1996 from 80.8% in 1995.

FORM 10-Q                                                   Page 6 of 7

  Depreciation expense increased by $370,000 (14.1%) principally due to the increase in capital expenditures during fiscal year 1995.

  Selling and administrative expenses increased by $129,000 (2.9%) and were 8.0% of revenues in 1996 and 7.3% in 1995.

  Interest expense decreased by $164,000 (19.5%) due to reduced borrowings and lower interest rates during the current fiscal year.

  The effective income tax rates for the quarters ended June 30, 1996 and 1995 were 56.6% and 40.9%, respectively. The higher effective tax rate was caused by non-deductible expenses having a greater effect on the computation of taxable income relative to the level of pretax earnings in 1996.

  Net earnings decreased to $270,000 or $.03 per share from $2,238,000 or $.25 per share in the prior year. The decrease in earnings resulted principally from the lower revenues and higher depreciation expense.

Liquidity and Capital Resources

  During the first nine months of fiscal 1996, the Company financed its capital additions through a combination of cash flows from operations and available cash. In addition, the Company reduced its equipment financing obligations and long-term debt by $2,251,000 during the same nine-month period. At June 30, 1996, a total of $5,074,000 was available to the Company under its $30,000,000 revolving credit facility.

  Otherwise, there were no material changes in the Company's financial condition and its liquidity and capital resources since September 30, 1995. For further details, see page 3 and 4 of the Company's 1995 Annual Report to Shareholders on Form 10-K for the year ended September 30, 1995.

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


FORM 10-Q                                                   Page 7 of 7

Item 5.  Other Information

  None.

Item 6.  Exhibits and Reports on Form 8-K

  None.


                              SIGNATURES


  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



DATE:    July   , 1996                   MATLACK SYSTEMS, INC.
                                              (Registrant)



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



DATE:    July   , 1996                   MATLACK SYSTEMS, INC.
                                              (Registrant)

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