Form 10-K
period 1996-09-30
MATLACK SYSTEMS INC
filed 1996-11-27
CIK 837339

___________________________________________________________________________
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549
___________________________________________________________________________

                                 FORM 10-K
(Mark One)

   / X / ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

   For the fiscal year ended        September 30, 1996       or

   /   /   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
           SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

   For the transition period from ________________ to _______________


                 Commission file number      1-10105

                           MATLACK SYSTEMS, INC.
          (Exact name of registrant as specified in its charter)


      DELAWARE                                       51-0310173
(State of Incorporation)        I.R.S. Employer Identification Number)

              ONE ROLLINS PLAZA, WILMINGTON, DELAWARE  19803
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

YES   X         NO

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.  /   /

   The aggregate market value of the voting stock held by non-affiliates of the registrant was $49,775,000 as of October 31, 1996.

   The number of shares of registrant's common stock outstanding as of October 31, 1996 was 8,756,896.

   The following documents are incorporated by reference:

                                             Part of this form into which
              Document                              incorporated

Proxy Statement in connection with
   Annual Meeting of Shareholders to be
   held January 30, 1997                             III

                                  PART I

ITEM 1.   BUSINESS.
   The Registrant, Matlack Systems, Inc., together with its subsidiaries (herein collectively referred to as the "Company" unless the context indicates otherwise) is a specialized logistics and transportation company that provides specialized transportation of bulk commodities in tank trailers and tank containers to the nation's leading chemical and dry bulk shippers. In addition to specialized trucking, the Company provides intermodal transportation services, trailer leasing, dedicated contract carriage services, international bulk transportation, tank cleaning services and logistics management services to the chemical industry. The Company operates approximately 1,100 tractors and 2,600 trailers out of approximately 100 terminals located in 37 states and four Canadian provinces.

(a)    General Development of Business
   There have been no significant changes in the business of the Company since September 30, 1995.

(b)    Financial Information about Industry Segments
   The Company's principal operation is the transportation of bulk commodities in tank trailers. Financial information concerning this business is included on pages 2 to 5 and 8 through 18 of this 1996 Annual Report on Form 10-K.

(c)    Narrative Description of Business
   The business discussed in this section is that of the Company's major operating subsidiary Matlack, Inc. ("Matlack"), the bulk carrier.

   In terms of revenues, Matlack is one of the largest companies in the country engaged in highway transportation of bulk commodities primarily in tank trailers. Matlack is one of the few nationwide interstate tank truck carriers authorized to transport chemicals and other dry and liquid products in bulk. Matlack also operates on an intrastate basis in 37 states.

   Matlack is subject to regulation by the Interstate Commerce Commission and various state regulatory agencies. As a common and contract carrier by motor vehicle, Matlack holds certificates of public convenience and necessity issued by the regulatory agencies. These certificates define the commodities that the holder is authorized to transport and the points of origin and destination for carriers of such commodities. Matlack has terminals in Toronto and Sarnia, Ontario; Montreal, Quebec; Vancouver, British Columbia and Leduc, Alberta and it holds operating licenses under which it may transport various commodities into and out of certain Canadian Provinces via specific border entry points from the United States. To the best of its knowledge, Matlack is in compliance with the regulations of the Interstate Commerce Commission and those of the various state and provincial regulatory agencies where it operates.

   The business of the Company is generally not subject to seasonal variations, however, highway transportation activities can be adversely affected depending on the severity of the weather in the various sections of the country during the winter months. No customer accounts for more than 7% of the Company's consolidated revenues.

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

   Matlack's largest competitors in the tank truck industry, based upon a comparison of gross revenues, are Trimac Limited, MTL Inc. and Chemical Leaman Tank Lines, Inc. In addition, there are approximately 190 other recognized competitors operating in the various regions where Matlack has operating authority.

   The Company believes that its contractual arrangements and business policies are adequate in securing rate increases to recover rising costs and expenses to the extent permitted by competitive circumstances, which remain intense. Unusual increases in fuel costs can generally be offset by fuel surcharges to customers. Accordingly, while inflation has had some impact on the Company's operations during the last three fiscal years, competition within the industry has been a major factor in establishing the rates that the Company can charge for its services.

Employees
   At September 30, 1996, a total of 1,069 persons were employed by the Company.


ITEM 2.   PROPERTIES.
   The Company maintains its headquarters in space leased from Rollins Properties, Inc., a wholly-owned subsidiary of Rollins Truck Leasing Corp., at 2200 Concord Pike, Wilmington, Delaware. The Company's principal properties consist of land and buildings used in its bulk trucking business. Matlack owns or leases approximately 100 truck terminals in 37 states and five terminals in four Canadian provinces.

ITEM 3.   LEGAL PROCEEDINGS.
   There are various claims and legal actions pending against the Company.
In the opinion of management, based on the advice of counsel, it is only remotely likely that the ultimate resolution of these claims and actions will be material.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
   NONE.

                                  PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
          MATTERS.
       For the fiscal years ended September 30, 1996 and 1995, the range of share prices for the Common Stock on the New York Stock Exchange is as follows:

                                  1996                        1995
       Fiscal Quarter        High        Low            High        Low
       First  . . . .       $10 1/2     $8 1/4         $10 7/8   $9 3/8
       Second . . . .       $ 9 3/4     $7 7/8         $12       $9 5/8
       Third  . . . .       $ 9 3/8     $8             $12 1/4   $9 7/8
       Fourth . . . .       $ 8 3/8     $7 3/8         $11       $9 1/2

No dividends have been paid since the Company became publicly held in January of 1989.

At September 30, 1996, there were 1,811 holders of record of the Common
Stock.


















ITEM 6.   SELECTED FINANCIAL DATA.

                     FIVE-YEAR SELECTED FINANCIAL DATA
             (Dollars in Thousands, Except Per Share Amounts)

Year Ended September 30, 1996        1995     1994      1993        1992
Revenues            $224,866     $236,257 $217,880  $204,809    $199,488
Earnings (loss)
before income
taxes (benefit)     $ (1,703)(1) $ 11,211 $ 10,516  $  8,054    $  4,043(3)
Net earnings (loss) $ (1,477)(1) $  6,601 $  6,182  $  4,414(2) $  2,153(4)
Earnings (loss)
per share           $   (.17)(1) $    .74 $    .69  $    .50(2) $    .25(4)

At September 30,
Total assets        $128,127     $131,974 $122,526  $105,363    $101,091
Long-term
indebtedness        $ 29,878     $ 32,970 $ 24,800  $ 20,360    $ 22,418
Shareholders'
equity              $ 55,676     $ 57,532 $ 50,726  $ 44,297    $ 39,763

(1) Includes a special charge of $4,000 ($2,432 after tax benefit or $.28 per share).
(2) Reduced by additional deferred income tax provision of $169 ($.02 per share) to reflect the increase in the federal income tax rate from 34% to 35%.
(3) Before charge of $328 to reflect a change in the method of revenue recognition.
(4) Reduced by $190 ($.02 per share) representing the cumulative after-tax effect to September 30, 1991 of a change in the method of revenue recognition as of October 1, 1991.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Liquidity and Capital Resources
   The Company's operations require periodic investment in equipment and facilities. Net capital expenditures for equipment and facilities were $7.6 million in 1996, $25.7 million in 1995 and $20.0 million in 1994. Capital expenditures are funded principally by the cash flows from operations, which were $11.2 million in 1996, $14.6 million in 1995 and $16.4 million in 1994. The increased capital spending in 1995 required additional funding provided by equipment term loans from various financial institutions. The Company's strong cash flows from operations in 1996 were used in part to reduce debt by approximately $3.0 million. Based on its relationship with current lenders, the Company expects to continue to be able to obtain required financing at market rates and under satisfactory terms and conditions.

   At September 30, 1996, the Company had commitments of $3.4 million to purchase transportation equipment. As necessary, additional funds are available to the Company from its unsecured revolving credit facility and from other financial institutions who have expressed an interest in providing equipment financing. The revolving credit agreement with two banks provides for an aggregate commitment of $30.0 million to meet equipment financing needs and letter of credit requirements. The agreement expires on March 31, 1997, but may be renewed on a year-to-year basis thereafter upon agreement of the parties thereto. At September 30, 1996, a total of $4.7 million was available under this credit facility.

   In the normal course of its business, Matlack, Inc. ("Matlack") is subject to numerous state and federal environmental laws and regulations and also is exposed to the cost and risk of transporting and handling materials and wastes characterized as hazardous by various regulatory agencies. Matlack has received notices from the United States Environmental Protection Agency ("EPA") and others indicating that it is a "potentially responsible party" with respect to the cleanup of hazardous wastes at several waste disposal sites. Matlack has been named as a defendant in several lawsuits brought under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") for recovery of costs associated with the cleanup of waste disposal sites. In addition, Matlack has responded to various governmental requests, principally those of the EPA pursuant to CERCLA, for information with respect to possible disposition of waste materials attributable to it at various waste disposal sites. Based on information currently available, the Company's management believes its ultimate liability at these sites will not have a material adverse effect upon the Company.

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

Fiscal Year 1996 vs. 1995

   Revenues for 1996 decreased by $11.4 million (4.8%) to $224.9 million from the $236.3 million reported in 1995. Total revenue miles decreased by 5.7% in 1996 while the number of loads carried decreased by 7.0% compared with the prior year. The Company's ancillary service revenues increased during the current year but the increase was not sufficient to offset the decline experienced in domestic bulk trucking revenues.

   Operating expenses decreased by $3.4 million (1.8%) reflecting the decrease in revenues and a significant reduction in the Company's utilization of leased operators. Operating expenses were 84.3% of revenues in 1996 and 81.7% of revenues in 1995.

   During the fourth quarter of 1996, the Company recorded a special charge of $4,000,000 ($2,432,000 after tax benefit or $.28 per share). The charge included costs associated with a reduction in the tractor fleet, reflecting the weak business conditions of the bulk trucking industry, and provision for closing certain terminals, the operation of which is no longer cost-effective, and related costs of $1,350,000. Also included in the charge was $1,900,000 related to reserves for medical, disability, workers' compensation and other insurance claims that continue to be evaluated and $750,000 for third party claims.

   Depreciation expense increased by $1.8 million (17.8%) principally due to the increase in capital expenditures associated with the Company's tractor replacement program and several major new facilities completed in 1995.

   Selling and administrative expenses decreased by $.5 million (2.7%) reflecting the lower level of business. These expenses were 8.1% and 7.9% of revenue in 1996 and 1995, respectively.

   Interest expense decreased by $.3 million (9.4%) due to a reduction of borrowings and lower average interest rates during 1996.

   The rate of income tax benefit in 1996 was 13.3%. The low effective rate of benefit was caused by the impact that non-deductible expenses had upon the tax computations. The effective income tax rate in 1995 was 41.1%.

   The Company's net loss for the year was $1,477,000 or $.17 per share compared with net earnings of $6,601,000 or $.74 per share in 1995. Exclusive of the special charge, the Company's reported net earnings were $955,000 or $.11 per share.

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

Impact of Recent Accounting Pronouncements
   During 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of" (SFAS 121) and SFAS No. 123, "Accounting for Stock-Based Compensation" (SFAS
123), which are both effective in fiscal 1997. The Company has determined that SFAS 121 will not have a material effect on its financial statements. The Company has also decided to adopt only the disclosure provisions of SFAS 123 when required in fiscal 1997.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
       The consolidated financial statements of the Company, the Independent Auditors' Report and the financial statement schedules included in this report are shown on the Index to the Consolidated Financial Statements and Schedules on page 8.

ITEM 9.    DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
           FINANCIAL DISCLOSURE.
       NONE.
                                 PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
       Except as presented below, the information called for by this Item 10 is incorporated by reference from the Company's Proxy Statement to be filed pursuant to Regulation 14A for the Annual Meeting of Shareholders to be held on January 30, 1997.

       Executive Officers of the Registrant. As of October 31, 1996, the Executive Officers of the registrant were:

    Name                       Position              Age    Term of Office

Patrick J. Bagley     Vice President-Finance and     49      7/88 to date
                      Treasurer

Michael B. Kinnard    Vice President-General Counsel 39      6/94 to date
                      and Secretary

John W. Rollins, Jr.  Chairman of the Board          54      7/88 to date

G. J. Trippitelli     President and Chief Executive  53      7/88 to date
                      Officer

Eugene C. Bonacci     Senior Vice President and      56     10/96 to date
                      Chief Operating Officer

   The Company's Executive Officers are elected for the ensuing year and until their successors are elected.

ITEM 11.   EXECUTIVE COMPENSATION.
       The information called for by this Item 11 is incorporated by reference from the Company's Proxy Statement to be filed pursuant to Regulation 14A for the Annual Meeting of Shareholders to be held on January 30, 1997.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
           MANAGEMENT.
       The information called for by this Item 12 is incorporated by reference from the Company's Proxy Statement to be filed pursuant to Regulation 14A for the Annual Meeting of Shareholders to be held on January 30, 1997.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
       During the year ended September 30, 1996, the following officers and/or directors of the Company were also officers and/or directors of Rollins Environmental Services, Inc.; Patrick J. Bagley, Michael B. Kinnard, William B. Philipbar, Jr., John W. Rollins, John W. Rollins, Jr. and Henry B. Tippie. The following officers and/or directors of the Company were also officers and/or directors of Rollins Truck Leasing Corp.; Patrick J. Bagley, Michael B. Kinnard, William B. Philipbar, Jr., John W. Rollins, John W. Rollins, Jr. and Henry B. Tippie. John W. Rollins owns directly and of record 6.1% and 11.2% of the outstanding shares of Common Stock of Rollins Environmental Services, Inc. and Rollins Truck Leasing Corp., respectively at October 31, 1996. The description of transactions between the Company and Rollins Environmental Services, Inc. and between the Company and Rollins Truck Leasing Corp. appears under the caption "Transactions with Related Parties" on page 17 of this 1996 Annual Report on Form 10-K.

                                  PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

   (a) (1) Financial Statements - See accompanying Index to Consolidated Financial Statements and Schedules on page 8.

       (2) Financial Statement Schedules - See accompanying Index to Consolidated Financial Statements and Schedules on page 8.

       (3) Exhibits:
           (3) Articles of Incorporation and By-Laws of Matlack Systems, Inc. as filed with Registration Statement No. 33-23524 dated August 5, 1988 are incorporated herein by reference.

           (4) (a)  Credit Agreements and Amendment, see Exhibit 10.

               (b) Rights Agreement dated as of June 14, 1989 as filed as an Exhibit to Registration Statement on Form 8-A filed by Registrant on June 15, 1989 is incorporated herein by reference.

          (10) (a) Master Credit Agreement dated as of March 27, 1996 between Matlack (DE), Inc. et al, Bank of America Illinois and First Union National Bank.

               (b) Credit Agreement dated as of March 27, 1996 between Matlack (DE), Inc. et al and Bank of America Illinois.

               (c)  Credit Agreement dated as of May 22, 1996 between Matlack
                    (DE), Inc. et al and First Union National Bank.

               (d) First Amendment to Master Credit Agreement dated August 9, 1996 between Matlack (DE), Inc. et al, Bank of America Illinois and First Union National Bank.

               (e) Matlack Systems, Inc. 1988 Stock Option Plan as filed with Registration Statement No. 33-23524 dated August 5, 1988 is incorporated herein by reference.

               (f) Matlack Systems, Inc. 1995 Stock Option Plan, as filed with the Company's Proxy Statement for the Annual Meeting of Shareholders held on January 25, 1996, is incorporated hereby by reference.

           (21)     Matlack Systems, Inc. Subsidiaries at September 30, 1996.

           (27) Matlack Systems, Inc. Financial Data Schedule at September 30, 1996.

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

DATED:   November    , 1996                    Matlack Systems, Inc.

                                      (Registrant)


                                BY:
                                   G. J. Trippitelli
                                   President and Chief Executive Officer
                                   and Director


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:



                            Director, Vice President-Finance  November    ,
1996
Patrick J. Bagley           and Treasurer
                            Chief Financial Officer
                            Chief Accounting Officer

                            Director, Chairman of the         November    ,
1996
John W. Rollins, Jr.               Board



                            Director                      November    , 1996
John W. Rollins



                            Chairman of the Executive         November    ,
1996
Henry B. Tippie                    Committee and Director

                                SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATED:   November  , 1996                Matlack Systems, Inc.
                                              (Registrant)


                                   BY: /s/ G. J. Trippitelli
                                      G. J. Trippitelli
                                      President and Chief Executive Officer
                                      and Director


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:



/s/ Patrick J. Bagley    Director, Vice President-Finance November 26, 1996
Patrick J. Bagley        and Treasurer
                         Chief Financial Officer
                         Chief Accounting Officer

/s/ John W. Rollins, Jr. Director, Chairman of the        November 26, 1996
John W. Rollins, Jr.     Board


/s/ John W. Rollins      Director                         November 26, 1996
John W. Rollins


/s/ Henry B. Tippie      Chairman of the Executive        November 26, 1996
Henry B. Tippie          Committee and Director

         INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES

(1)  Consolidated
                                                                 Page(s)
     Independent Auditors' Report on Financial Statements and
          Financial Statement Schedules                             9

     Consolidated Statement of Earnings for the years ended
          September 30, 1996, 1995 and 1994                        10

     Consolidated Balance Sheet at September 30, 1996 and 1995     11

     Consolidated Statement of Cash Flows for the years ended
          September 30, 1996, 1995 and 1994                        12

     Notes to the Consolidated Financial Statements              13 to 18

(2)  Financial Statement Schedules

     Matlack Systems, Inc.
          Schedule I - Condensed Financial Information

               Balance Sheet at September 30, 1996 and 1995        19

               Statement of Earnings for the years ended
                    September 30, 1996, 1995 and 1994              20

               Statement of Cash Flows for the years ended
                    September 30, 1996, 1995 and 1994              21

               Note to the Financial Statements                    22

     Matlack Systems, Inc. and Subsidiaries Consolidated

          Schedule II - Valuation and Qualifying Accounts
                          for the years ended September 30,
                          1996, 1995 and 1994                      23

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Matlack Systems, Inc. and subsidiaries as of September 30, 1996 and 1995, and the results of their operations and their cash flows for each of the years in the three-year period ended September 30, 1996, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.






                                             KPMG Peat Marwick LLP


Philadelphia, Pennsylvania
October 23, 1996

CONSOLIDATED STATEMENT OF EARNINGS

                                        Year Ended September 30
                                   1996           1995           1994
Revenues                       $224,866,000   $236,257,000   $217,880,000

Expenses:
   Operating                    189,653,000    193,131,000    179,648,000
   Special charge                 4,000,000         -              -
   Depreciation                  11,917,000     10,079,000      8,261,000
   Selling and administrative    18,197,000     18,708,000     17,837,000
   Other income                    (101,000)      (110,000)      (433,000)
                                223,666,000    221,808,000    205,313,000

Operating earnings                1,200,000     14,449,000     12,567,000
Interest expense                  2,903,000      3,238,000      2,051,000

Earnings (loss) before income
   taxes (benefit)               (1,703,000)    11,211,000     10,516,000
Income taxes (benefit)             (226,000)     4,610,000      4,334,000
Net earnings (loss)            $ (1,477,000)  $  6,601,000   $  6,182,000

Earnings (loss) per share      $       (.17)  $        .74   $        .69

Common shares and equivalents
   outstanding                    8,812,000      8,907,000      8,899,000




The Notes to the Consolidated Financial Statements are an integral part of these statements.
CONSOLIDATED BALANCE SHEET

                                                   September 30,
                                                   1996          1995
                                  ASSETS

Current assets
   Cash                                         $  3,019,000  $  2,845,000
   Accounts receivable, net of allowance
   for doubtful accounts: 1996-$414,000;
   1995-$391,000                                  24,282,000    24,688,000
   Inventories                                     5,439,000     6,307,000
   Other current assets                            2,907,000     3,071,000
   Refundable income taxes                         1,114,000         -
   Deferred income taxes                           1,885,000     1,586,000
    Total current assets                          38,646,000    38,497,000

Property and equipment, net                       89,267,000    93,454,000
Other assets                                         214,000        23,000
   Total assets                                 $128,127,000  $131,974,000

                   LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
   Accounts payable                             $ 10,047,000  $ 10,603,000
   Accrued liabilities                            10,174,000     9,146,000
   Income taxes payable                               -             53,000
   Current maturities of long-term debt            6,213,000     6,169,000
    Total current liabilities                     26,434,000    25,971,000

Long-term debt                                    29,878,000    32,970,000
Insurance reserves                                 1,716,000     1,795,000
Other liabilities                                  2,023,000     2,157,000
Deferred income taxes                             12,400,000    11,549,000

Commitments and contingencies (see Notes to the Consolidated Financial Statements)

Shareholders' equity:
   Common stock $1.00 par value
    Outstanding: 1996-8,762,116 shares;
    1995-8,800,050 shares                          8,762,000     8,800,000
   Additional paid-in capital                     10,553,000    10,894,000
   Retained earnings                              36,361,000    37,838,000
    Total shareholders' equity                    55,676,000    57,532,000
    Total liabilities and shareholders' equity  $128,127,000  $131,974,000

The Notes to the Consolidated Financial Statements are an integral part of these statements.
CONSOLIDATED STATEMENT OF CASH FLOWS

                                               Year Ended September 30,
                                          1996        1995         1994

Cash flows from operating activities:
  Net earnings (loss)                 $(1,477,000) $ 6,601,000  $ 6,182,000
  Adjustments to reconcile
    net earnings (loss) to
    net cash provided by
    operating activities:
     Special charge   4,000,000            -             -
     Depreciation and amortization     11,921,000   10,079,000    8,386,000
     Net gain on sale of equipment       (102,000)    (110,000)    (433,000)
     Changes in assets and liabilities:
       Accounts receivable                406,000    2,697,000   (3,323,000)
       Inventories and other assets       841,000      849,000     (616,000)
       Accounts payable and accrued
       liabilities                     (2,317,000)  (6,970,000)   6,362,000
          Current and deferred
          income taxes                   (615,000)   2,174,000      279,000
          Other, net                   (1,424,000)    (750,000)    (406,000)
Net cash provided by operating
activities                             11,233,000   14,570,000   16,431,000

Cash flows from investing activities:
  Purchase of property and equipment   (7,895,000) (28,474,000) (22,561,000)
  Proceeds from the sale of equipment     263,000    2,822,000    2,573,000
Net cash used in investing activities  (7,632,000) (25,652,000) (19,988,000)

Cash flows from financing activities:
  Proceeds of long-term debt           37,960,000   41,002,000   26,601,000
  Repayment of long-term debt         (41,008,000) (32,319,000) (22,285,000)
  Exercise of stock options                46,000      205,000      263,000
  Common stock acquired and retired      (425,000)       -            -
  Other                                     -            -          (16,000)
Net cash (used in) provided by
financing activities                   (3,427,000)   8,888,000    4,563,000

Net increase (decrease) in cash           174,000   (2,194,000)   1,006,000
Cash beginning of period                2,845,000    5,039,000    4,033,000
Cash end of period                    $ 3,019,000  $ 2,845,000  $ 5,039,000

Supplemental information:
  Interest paid                       $ 2,861,000  $ 3,233,000  $ 2,043,000
  Income taxes paid                   $   389,000  $ 2,436,000  $ 4,055,000


The Notes to the Consolidated Financial Statements are an integral part of these statements.

              NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


Organization and Accounting Policies
  Organization - Matlack Systems, Inc., together with its subsidiaries, is a specialized logistics and transportation company that provides specialized transportation of bulk commodities in tank trailers and tank containers to the nation's leading chemical and dry bulk shippers. In addition to specialized trucking, the Company provides intermodal transportation services, trailer leasing, dedicated contract carriage services, international bulk transportation, tank cleaning services and logistics management services to the chemical industry.

  Consolidation - The consolidated financial statements include the accounts of all subsidiaries with appropriate elimination of intercompany transactions and balances.

  Revenue recognition - The Company recognizes revenue when shipments are delivered.

  Earnings per share - Earnings per share are computed assuming the conversion of all potentially dilutive securities, namely options to purchase shares of the Company's stock.

  Inventories - Inventories of transportation equipment parts and supplies are valued at the lower of first-in, first-out cost or market. Tires on vehicles, including new or recapped replacement tires, are valued at cost and are written off over the expected aggregate useful life which approximates two to three years.

  Property and equipment - Property and equipment are recorded at cost. Depreciation is provided on a straight-line basis net of salvage or residual values. Gains or losses on sales or retirements of property and equipment are included in other income in the Consolidated Statement of Earnings. Repairs and maintenance are expensed as incurred. Improvements which extend the original life of the assets are capitalized and depreciated over the remaining lives of the assets.

  Claims and insurance reserves - The Company retains a specific portion of insurable risks with regard to public liability and workers' compensation claims. Retention levels are currently $500,000. Reserves are established for claims incurred plus an estimate for claims incurred but not reported. Reserve requirements are evaluated and established utilizing historical trends, the Company's experience, claim severity and other factors. Claims estimated to be paid within one year have been classified in accrued liabilities with the balance reflected as non-current insurance reserves.

  Use of estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

  Fair values of financial instruments - The carrying amounts reported in the balance sheet for current assets and current liabilities approximate their fair value at September 30, 1996.

Special Charge
  During the fourth quarter of 1996, the Company recorded a special charge of $4,000,000 ($2,432,000 after tax benefit or $.28 per share). The charge included costs associated with a reduction in the tractor fleet, reflecting the weak business conditions of the bulk trucking industry, and provision for closing certain terminals, the operation of which is no longer cost-effective, and related costs of $1,350,000. Also included in the charge was $1,900,000 related to reserves for medical, disability, workers' compensation and other insurance claims which continue to be evaluated and $750,000 for third party claims.

Property and Equipment
  The Company's property and equipment accounts are as follows:
                                                               Useful
September 30,                     1996          1995           Lives
Land                              $ 13,861,000  $ 13,576,000
Transportation equipment           137,434,000   136,261,000  4 to 12 years
Transportation service facilities   63,830,000    58,968,000  5 to 40 years
Less accumulated depreciation     (125,858,000) (115,351,000)
                                  $ 89,267,000  $ 93,454,000

   The Company had commitments for the purchase of transportation equipment of $3,433,000 at September 30, 1996.

Long-Term Debt
   Long-term debt is as follows:
                                                   September 30,
                                                    1996          1995
Revolving credit agreement - $30,000,000 line   $17,700,000   $14,750,000

Equipment financing obligations due banks
   and other financial institutions with
   equipment pledged as security at interest
   rates ranging from 6.5% to 8.0%, payable
   in installments to 2003                       16,170,000    21,692,000

Real estate mortgage obligations, at interest
   rates ranging from 5.8% to 8.0%, with land
   and buildings of $5,131,000 pledged as
   collateral, payable in installments over
   various periods to 2001                        2,221,000     2,697,000

Less amounts due within one year                 (6,213,000)   (6,169,000)
                                                $29,878,000   $32,970,000

   The revolving credit agreement is unsecured but, at the option of the banks, amounts outstanding under the agreement may be secured with unpledged equipment and accounts receivable. Interest rates on borrowings under the agreement averaged 6.9% at September 30, 1996. The agreement requires the maintenance of certain financial ratios, restricts the payment of dividends and regulates payments to affiliated companies. As of September 30, 1996, a subsidiary was not in compliance with one of the agreement's covenants but has received a waiver with respect to such covenant and management believes it will be in compliance with this covenant for fiscal year 1997. The credit agreement expires on March 31, 1997 but may be renewed on a year-to-year basis thereafter upon agreement of the parties thereto. Termination of the agreement would result in the repayment of the outstanding loan balance over a period of 60 months in equal monthly installments. Otherwise, no repayments are required unless the financing value of the equipment and accounts receivable falls below the outstanding principal balance of the loan.

   The aggregate amounts of maturities for all indebtedness during the next five fiscal years are as follows: 1997-$6,213,000; 1998-$5,213,000; 1999-
$4,341,000; 2000-$1,280,000 and 2001-$630,000.

   Based upon borrowing rates available to the Company for long-term debt with similar terms and maturities, the carrying amounts approximate the fair value of such financial instruments.

Accrued Liabilities
   Accrued liabilities are as follows:

                                                   September 30,
                                                1996          1995

Employee compensation                           $ 3,722,000   $3,851,000
Insurance reserves                                2,577,000    2,373,000
Taxes other than income                           1,394,000    1,206,000
Other                                             2,481,000    1,716,000
                                                $10,174,000   $9,146,000

Shareholders' Equity
    Changes in the components of shareholders' equity are as follows:
                                     $1 Par Value    Additional        Total
                                        Common          Paid-in       Retained    Shareholders'
                                         Stock          Capital       Earnings        Equity
Balance at September 30, 1993         $5,779,000      $13,463,000    $25,055,000   $ 44,297,000
Net earnings                                                           6,182,000      6,182,000
Three-for-two common stock split       2,916,000       (2,932,000)                      (16,000)
Exercise of stock options                 62,000          201,000                       263,000
Balance at September 30, 1994          8,757,000       10,732,000     31,237,000     50,726,000
Net earnings                                                           6,601,000      6,601,000
Exercise of stock options                 43,000          162,000                       205,000
Balance at September 30, 1995          8,800,000       10,894,000     37,838,000     57,532,000
Net loss                                                              (1,477,000)    (1,477,000)
Exercise of stock options                 17,000           29,000                        46,000
Common stock acquired and retired        (55,000)        (370,000)                     (425,000)
Balance at September 30, 1996         $8,762,000      $10,553,000    $36,361,000   $655,676,000

   The Company is authorized to issue 24,000,000 shares of $1 Par Value Common Stock and 1,000,000 shares of $1 Par Value Preferred Stock.  The terms and conditions of each issue of preferred shares will be determined by the Board of Directors.  No preferred shares have been issued.

   Each share of common stock includes one common stock purchase right ("Right") which is non-
exercisable until certain defined events occur, including tender offers or the acquisition by a person or group of affiliated or associated persons of 20% of the Company's common stock.  Upon the occurrence of certain defined events, the Right entitles the holder to purchase additional stock of the Company or stock of an acquiring company at a 50% discount.  The Right expires on June 30, 1999 unless earlier redeemed by the Company at a price of $.0067 per Right.

   Under the terms of the revolving credit agreement, the Company's major subsidiary may not make equity distributions to the Company in an amount which exceeds $4,000,000 plus 25% of its aggregate net earnings after September 30, 1995.  Net assets of this subsidiary not restricted under the agreement totaled $4,000,000 at September 30, 1996.


Stock Option Plans
    Under the Company's stock option plans, options to purchase common stock of the Company may be granted to officers and key salaried employees at not less than 100% of the fair market value on the date of grant. Option activity is summarized as follows:

                                         Year Ended September 30,

                                   1996           1995           1994
Number of options:
   Outstanding at beginning
   of year                         491,018        424,128        505,969
   Granted                         181,200        124,900         20,115
   Exercised                       (17,066)       (43,724)       (87,473)
   Expired or canceled             (10,725)       (14,286)       (14,483)
   Outstanding at September 30     644,427        491,018        424,128
At September 30:
   Options available for grant     374,079         44,554        155,168
   Options exercisable             227,638        136,265         92,610

Per share prices:
   Options granted         $8.25           $9.50 to $ 9.75 $9.25 to $11.33
   Options exercised       $2.42 to $ 3.00 $2.42 to $ 9.00 $2.42 to $ 8.92
   Options outstanding at
  September 30             $2.42 to $11.33 $2.42 to $11.33 $2.42 to $11.33

Lease Commitments
   The Company leases certain of its transportation service and administrative facilities, office space and transportation equipment. These leases are classified as operating leases and expire on various dates during the next nine years. Minimum future payments required under operating leases having non-cancelable terms in excess of one year as of September 30 are considered in the lease commitments.

   Total rent expense incurred under operating leases for the fiscal years ended September 30, 1996, 1995 and 1994 amounted to $14,643,000, $13,732,000 and $6,672,000, respectively.

   Minimum future payments are as follows:

Year Ending September 30,
1997                                       $ 9,602,000
1998                                         6,994,000
1999                                         4,404,000
2000                                         1,626,000
2001                                           789,000
Later years                                    296,000
Total minimum payments required            $23,711,000





Income Taxes
    The tax provisions (benefit) for the three years ended September 30, 1996 are comprised as follows:
                                               Year Ended September 30,
                                         1996         1995        1994
   Current:   Federal                $(223,000)   $2,270,000   $2,699,000
      State                             77,000       556,000      739,000
   Deferred:  Federal                  (68,000)    1,469,000      759,000
      State                            (12,000)      315,000      137,000
   Total income taxes (benefit)      $(226,000)   $4,610,000   $4,334,000

   A reconciliation of the tax provisions (benefit) for the three years ended September 30, 1996 with amounts calculated by applying the statutory federal income tax rate for those years to earnings (loss) before income taxes (benefit) is as follows:

                                               Year Ended September 30,
                                         1996         1995         1994
Federal tax at statutory rate        $(596,000)   $3,924,000   $3,580,000
State taxes, net of federal benefit     43,000       567,000      577,000
Non-deductible business expenses       294,000       298,000      130,000
Other, net                              33,000      (179,000)      47,000
Total income taxes (benefit)         $(226,000)   $4,610,000   $4,334,000

   The tax effect of temporary differences that comprise the current and non-current deferred income tax amounts shown on the balance sheet are as follows:
                                                       September 30,
                                                   1996          1995
Depreciation                                   $12,808,000   $11,590,000
Expenses deductible when paid                   (2,334,000)   (1,815,000)
Other                                               41,000       188,000
Deferred income taxes, net                     $10,515,000   $ 9,963,000

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

   The components of net periodic pension cost are as follows:

                                            Year Ended September 30,
                                      1996         1995           1994
Service cost                      $  545,000   $  510,000     $ 496,000
Interest cost                        686,000      591,000       520,000
Return on plan assets             (1,004,000)  (1,309,000)       7,000)
Net amortization and deferral        280,000      772,000      (551,000)
Net periodic pension cost         $  507,000   $  564,000     $ 458,000
   The following table sets forth the funded status and the amount recognized in the Company's balance sheet for the plans:

                                                 September 30,
                                                     1996         1995
Actuarial present value of accumulated
benefit obligation:
    Vested                                       $7,733,000   $6,581,000
    Non-vested                                      271,000      251,000
                                                 $8,004,000   $6,832,000

Projected benefit obligation                     $9,651,000   $8,408,000
Plan assets at market value                       9,239,000    7,627,000
Projected benefit obligation in
excess of plan assets                               412,000      781,000
Unrecognized gain                                 1,141,000    1,110,000
Unrecognized prior service cost
(104,000)    (113,000)
Unrecognized overfunding at adoption                 65,000       81,000
Accrued pension liability                        $1,514,000   $1,859,000

  The discount rate and the rate of assumed compensation increase for all three years were 8.0% and 5.0%, respectively. The expected long-term rate of return on assets was 9.0% for 1996 and 1995 and 9.5% for 1994.

  At September 30, 1996, the assets of the pension plans were invested 66% in equity securities, 22% in fixed income securities and the balance in other short-term interest bearing accounts.

  Effective October 1, 1994, the Company established a defined contribution 401(k) plan which permits participation by substantially all employees not represented under a collective bargaining agreement.

  The Company expensed payments to multi-employer pension plans required by collective bargaining agreements of $3,248,000 in 1996, $3,082,000 in 1995 and $2,731,000 in 1994. The actuarial present value of accumulated plan benefits and net assets available for benefits to employees under these plans are not available.

Transactions with Related Parties
  Certain directors and officers of the Company are also directors and officers of Rollins Environmental Services, Inc. and of Rollins Truck Leasing Corp.

  The Company provided transportation services to Rollins Environmental Services, Inc. and realized revenues therefrom of $13,916,000 in 1996, $13,265,000 in 1995 and $3,175,000 in 1994.

  The Company purchased materials, administrative services, insurance and rented office space from Rollins Truck Leasing Corp., its subsidiaries and affiliates. The aggregate cost of these materials, services and rents, which have been included in operating expenses or selling and administrative expenses, as appropriate, in the Consolidated Statement of Earnings, was $3,542,000 in 1996, $3,286,000 in 1995 and $2,949,000 in 1994.

  In connection with a note payable to Rollins Truck Leasing Corp. (which was repaid in March of 1995), the Company incurred interest expense that was paid to Rollins Truck Leasing Corp. of $272,000 in 1995 and $593,000 in 1994.

  An officer of the Company is the trustee of an employee benefits trust which provides certain insurance and health care benefits to employees of the Company. Contributions to the trust, which were charged to operating or selling and administrative expenses, as appropriate, were $2,598,000 in 1996, $2,567,000 in 1995 and $2,529,000 in 1994.

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

  Where losses are probable, provision has been made based on available information with respect to the cost of all such claims. In determining the Company's liability with respect to such claims, consideration is given to the total cost to remediate the site, the Company's contribution of waste at the site, the participation of other responsible parties and all other relevant circumstances of the claim. All claims and litigations are reviewed to determine the likelihood that their ultimate resolution would have a material adverse effect upon the Company.

  Matlack is involved in ordinary routine litigation incidental to the operation of its business. In the opinion of management, based on the advice of counsel, it is only remotely likely that the ultimate resolution of these claims and actions will be material.











Quarterly Results (Unaudited)
                        December        March        June        September

    1996               31            31           30            30
Revenues            $55,562,000  $57,666,000  $57,600,000  $54,038,000
Gross profit        $ 5,807,000  $ 6,527,000  $ 5,922,000  $ 1,040,000(1)
Earnings (loss)
before income taxes
(benefit)           $   469,000  $ 1,164,000  $   622,000  $(3,958,000)(1)
Net earnings (loss) $   274,000  $   629,000  $   270,000  $(2,650,000)(1)
Earnings (loss)
per share           $       .03  $       .07  $       .03  $      (.30)(1)
    1995
Revenues            $57,085,000  $60,750,000  $61,301,000  $57,121,000
Gross profit        $ 7,078,000  $ 8,252,000  $ 9,125,000  $ 8,592,000
Earnings before
income taxes        $ 1,734,000  $ 2,739,000  $ 3,789,000  $ 2,949,000
Net earnings        $ 1,014,000  $ 1,602,000  $ 2,238,000  $ 1,747,000
Earnings per share  $       .11  $       .18  $       .25  $       .20
(1) Includes special charge of $4,000,000 ($2,432,000 after tax benefit or $.28 per share).

               SCHEDULE I - Condensed Financial Information

                           MATLACK SYSTEMS, INC.
                               BALANCE SHEET
                              ($000 Omitted)

                 Assets                               September 30,
                                                   1996      1995
Current assets
  Cash                                           $   273   $    18
  Accounts receivable from subsidiaries                4      -
  Other current assets                                97       111
     Total current assets                            374       129

Investments in subsidiaries, at equity*           57,448    59,108
Other assets                                        -           35
     Total assets                                $57,822   $59,272

      Liabilities and Shareholders' Equity

Current liabilities
  Accounts payable                               $    12   $    14
  Accrued liabilities                                271       130
  Income taxes payable                               247       135
     Total current liabilities                       530       279

Advance from subsidiary*                           1,364     1,257
Other liabilities                                     53      -
Deferred federal income taxes                        199       204

Shareholders' equity
  Common stock $1 par value, 24,000,000 shares
    authorized; issued and outstanding:
    1996: 8,762,116; 1995: 8,800,050               8,762     8,800
  Additional paid-in capital                      10,553    10,894
  Retained earnings                               36,361    37,838
     Total shareholders' equity                   55,676    57,532
     Total liabilities and shareholders' equity  $57,822   $59,272

* Eliminated in consolidation.


     The Note to the Financial Statements is an integral part of these statements.

               SCHEDULE I - Condensed Financial Information
                                (continued)

                           MATLACK SYSTEMS, INC.
                           STATEMENT OF EARNINGS
                              ($000 Omitted)


                                              Year Ended September 30,
                                              1996      1995     1994

Revenues:
  Dividends from subsidiaries                $   720   $  250   $  900

Administrative expenses                          116      110      315

Earnings before income taxes (benefits)          604      140      585

Income tax (benefits)                            (17)      84     (129)

Net earnings of Matlack Systems, Inc.            621       56      714

Equity in undistributed net earnings (loss)
  of subsidiaries                             (2,098)   6,545    5,468

Net earnings (loss)                          $(1,477)  $6,601   $6,182




     The Note to the Financial Statements is an integral part of these statements.
               SCHEDULE I - Condensed Financial Information
                                (continued)

                           MATLACK SYSTEMS, INC.
                          STATEMENT OF CASH FLOWS
                              ($000 Omitted)

                                               Year Ended September 30,
                                                 1996    1995     1994


Cash flows from operating activities:
  Earnings prior to equity in subsidiaries'
  undistributed earnings (loss)                  $621    $   56   $  714

  Adjustments to reconcile earnings to
    net cash provided by operating activities:
      Changes in assets and liabilities:
      Accounts receivable                          (4)      -         63
      Accounts payable and accrued liabilities    139        47      (10)
      Current and deferred income taxes           107       152      135
      Other, net                                  102      (129)       1
    Net cash provided by operating activities     965       126      903

  Cash flows from investing activities             -         -        -

  Cash flows from financing activities:
    Exercise of stock options                      46       205      263
    Common stock acquired and retired            (425)     -          -
    Capital contribution to subsidiary           (438)   (2,178)    (700)
    Advance from subsidiary                       107     1,257      -
    Other                                          -        -        (16)
    Net cash flows used in financing activities  (710)     (716)    (453)

    Net increase (decrease) in cash               255      (590)     450

    Cash beginning of period                       18       608      158

    Cash end of period                           $273    $   18   $  608

Supplemental information:

  Interest paid                                  $ -     $  -     $ -
  Income taxes paid                              $119    $1,743   $3,249


     The Note to the Financial Statements is an integral part of these statements.
               SCHEDULE I - Condensed Financial Information
                                (continued)

                           MATLACK SYSTEMS, INC.
                     Note to the Financial Statements


Accounting Policies

  The accounting policies of the Registrant and its subsidiaries are set forth on page 13 of this 1996 Annual Report on Form 10-K.

  The Company's principal source of earnings is dividends paid by its subsidiaries. Certain loan agreements restrict payments to the Company by its subsidiaries. Net assets of subsidiaries not restricted under such loan agreements totaled $6,605,000 at September 30, 1996. The Company also realizes cash receipts by assessing subsidiaries for federal taxes on income and expends cash in payment of such taxes on a consolidated basis. Tax assessments are based on the amount of federal income taxes which would be payable (recoverable) by each subsidiary company based on its current year's earnings (loss) reduced by that subsidiary's applicable portion of any consolidated credits utilized currently in the consolidated federal income tax return.

                   MATLACK SYSTEMS, INC. AND SUBSIDIARIES
              SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                              ($000 OMITTED)


     COLUMN A              COLUMN B          COLUMN C         COLUMN D    COLUMN E
                                         Additions
                           Balance at  Charged to  Charged                Balance at
                           Beginning   Costs and   to Other               End of
             Description   of Period   Expenses    Accounts  Deductions   Period
Year Ended
September 30,
1996:    Allowance for
         doubtful accounts    $ 391      $355        $162(1)    $494(2)     $414


1995:    Allowance for
         doubtful accounts    $390       $129        $146(1)    $274(2)     $391


1994:    Allowance for
         doubtful accounts    $381       $194        $196(1)    $381(2)     $390













(1)   Recoveries.
(2)   Bad debt write-offs.











                           Matlack Systems, Inc.

                           Exhibits to Form 10-K

                 For Fiscal Year Ended September 30, 1996


                 Index to Exhibits                            Page Nos.

Exhibit 10 (a)   Master Credit Agreement dated as of
                 March 27, 1996 between Matlack (DE),
                 Inc. et al, Bank of America Illinois
                 and First Union National Bank.

Exhibit 10 (b)   Credit Agreement dated as of March 27,
                 1996 between Matlack (DE), Inc. et al
                 and Bank of America Illinois.

Exhibit 10 (c)   Credit Agreement dated as of May 22, 1996
                 between Matlack (DE), Inc. et al and First
                 Union National Bank.

Exhibit 10 (d)   First Amendment to Master Credit Agreement
                 dated August 9, 1996 between Matlack (DE),
                 Inc. et al, Bank of America Illinois and First Union National Bank.

Exhibit 21       Matlack Systems, Inc. Subsidiaries at
                 September 30, 1996

Exhibit 27 Matlack Systems, Inc. Financial Data Schedule at September 30, 1996

                                                         Exhibit 21


                           Matlack Systems, Inc.
                    Subsidiaries at September 30, 1996



                                                  Jurisdiction of
             Name                                 Incorporation

             Matlack (DE), Inc.                   Delaware

             Bayonne Terminals, Inc.              Pennsylvania

             Matlack International, Inc.          Delaware