Form 10-Q
period 1996-12-31
MATLACK SYSTEMS INC
filed 1997-01-24
CIK 837339

Page 1 of 6

                              UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549


                                FORM 10-Q


(Mark One)

/ X /     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT    OF 1934

For the quarterly period ended           December 31, 1996

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


                                                     Yes   X     No _____

     The number of shares of the registrant's common stock outstanding as of December 31, 1996 was 8,758,846.

FORM 10-Q                                                     Page 2 of 6
                     PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter ended December 31, 1996 are not necessarily indicative of the results that may be expected for the year ended September 30, 1997. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 1996.



                          MATLACK SYSTEMS, INC.
                   CONSOLIDATED STATEMENT OF EARNINGS
               ($000 Omitted Except for Per Share Amounts)



                                                         Quarter Ended
                                                          December 31,
                                                         1996      1995

Revenues                                               $54,557   $55,562

Operating expenses                                      46,595    46,820
Depreciation                                             3,212     2,935
Selling and administrative expenses                      4,357     4,540
Other (income) expense                                     (14)        8
                                                        54,150    55,093

Operating earnings                                         407     1,259

Interest expense                                           740       790

Earnings (loss) before income taxes (benefit)             (333)      469
Income taxes (benefit)                                     (61)      195

Net earnings (loss)                                    $  (272)  $   274

Earnings (loss) per share                              $  (.03)  $   .03

Average common shares and equivalents
   outstanding (000)                                     8,798     8,883

Dividends paid per share                                 None      None

FORM 10-Q                                                     Page 3 of 6

                          MATLACK SYSTEMS, INC.
                       CONSOLIDATED BALANCE SHEET
                             ($000 Omitted)


                                               December 31,  September 30,
               ASSETS                             1996          1996
Current assets
  Cash                                          $  1,548      $  3,019
  Accounts receivable, net of allowance for
    doubtful accounts: December-$418;
    September-$414                                25,570        24,282
  Inventory of tires, parts and supplies           5,581         5,439
  Other current assets                             5,101         2,907
  Refundable income taxes                            605         1,114
  Deferred income taxes                            1,822         1,885
      Total current assets                        40,227        38,646

Property and equipment, at cost, net of
  accumulated depreciation of:
  December-$126,169; September-$125,858           91,950        89,267
Other assets                                         201           214
     Total assets                               $132,378      $128,127

     LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Accounts payable                              $  8,469      $ 10,047
  Accrued liabilities                              9,666        10,174
  Current maturities of long-term debt             7,349         6,213
      Total current liabilities                   25,484        26,434

Long-term debt                                    35,300        29,878
Insurance reserves                                 1,794         1,716
Other liabilities                                  2,139         2,023
Deferred income taxes                             12,313        12,400

Commitments and contingent liabilities
  See Part II Legal Proceedings

Shareholders' equity:
  Preferred stock, $1 par value,
    1,000,000 shares authorized; issued and
    outstanding - None
  Common stock, $1 par value,
    24,000,000 shares authorized;
    issued and outstanding:
    December-8,758,846 and
    September-8,762,116                            8,759         8,762
  Capital in excess of par value                  10,500        10,553
  Retained earnings                               36,089        36,361
      Total shareholders' equity                  55,348        55,676
      Total liabilities and
        shareholders' equity                    $132,378      $128,127

FORM 10-Q                                                     Page 4 of 6

                          MATLACK SYSTEMS, INC.
                  CONSOLIDATED STATEMENT OF CASH FLOWS
                             ($000 Omitted)

                                                         Quarter Ended
                                                          December 31,
                                                        1996      1995

Cash flows from operating activities:
  Net earnings (loss)                                  $  (272)  $   274
  Adjustments to reconcile net earnings (loss)
    to net cash (used in) provided by operating
    activities:
    Depreciation and amortization                        3,218     2,935
    Changes in assets and liabilities:
       Accounts receivable                              (1,288)    1,011
       Inventories and other assets                     (2,323)   (1,231)
       Accounts payable and accrued liabilities         (2,086)   (1,318)
       Current and deferred income taxes                   485        30
       Other, net                                          180      (180)
Net cash (used in) provided by operating activities     (2,086)    1,521

Cash flows from investing activities:
  Purchase of property and equipment                    (6,178)   (1,786)
  Proceeds from sale of equipment                          291        25
Net cash used in investing activities                   (5,887)   (1,761)

Cash flows from financing activities:
  Proceeds of long-term debt                            15,300     6,250
  Repayment of long-term debt                           (8,742)   (6,479)
  Exercise of stock options                                 20         9
  Common stock acquired and retired                        (76)      -
Net cash provided by (used in) financing activities      6,502      (220)

Net decrease in cash                                    (1,471)     (460)
Cash beginning of period                                 3,019     2,845
Cash end of period                                     $ 1,548   $ 2,385

Supplemental information:
  Interest paid                                        $   827   $   768
  Income taxes (recovered) paid                        $  (546)  $   165

FORM 10-Q                                                     Page 5 of 6

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations: Quarter Ended December 31, 1996 vs. Quarter Ended December 31, 1995

     Competitive industry pricing and continued excess capacity negatively affected revenues. As a result, revenues for the quarter ended December 31, 1996 decreased by $1,005,000 (1.8%). The lower revenues reflected a 5.4% decrease in the number of bulk trucking loads carried. Increases in the Company's ancillary business revenues were not sufficient to offset the revenue decline from the domestic bulk trucking business.

     Operating expenses decreased by $225,000 (.5%) reflecting the decrease in revenues. Increased fuel costs due to higher fuel prices and higher maintenance expenses offset some of the volume-related expense reductions. Operating expenses as a percentage of revenues increased to 85.4% in 1996 from 84.3% in 1995.

     Depreciation expense increased by $277,000 (9.4%) due to the increased level of expenditures for property and equipment when compared with the first quarter of fiscal 1996.

     Selling and administrative expenses decreased by $183,000 (.4%) reflecting the lower level of business. Selling and administrative expenses were 8.0% of revenues in 1996 and 8.2% in 1995.

     Interest expense decreased $50,000 (6.3%) due to a decrease in the average interest rate on borrowings compared with the prior year.

     The effective rate of income tax benefit for the first quarter of fiscal year 1996 was 18.3%. The low effective rate of benefit was caused by the impact that non-deductible expenses had upon the tax computations. The effective income tax rate for the first quarter of fiscal year 1995 was 41.6%.

     The net loss for the quarter was $272,000 or $.03 per share compared with net earnings of $274,000 or $.03 per share in the prior year. The decrease in earnings resulted principally from the lower revenues.

Liquidity and Capital Resources

     During the first three months of fiscal 1997, the Company financed its capital expenditures with equipment term loans and increased borrowings under its revolving credit agreement. The level of capital spending during the first quarter, which amounted to $6,178,000, represented nearly one-half of the Company's planned capital spending for fiscal 1997. At December 31, 1996, a total of $1,500,000 was available to the Company under its $30,000,000 revolving credit facility.

     Otherwise, there were no material changes in the Company's financial condition and its liquidity and capital resources since September 30, 1996. For further details, see pages 3 and 4 of the Company's 1996 Annual Report to Shareholders on Form 10-K for the year ended September 30, 1996.

FORM 10-Q                                                     Page 6 of 6

                       PART II - OTHER INFORMATION

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


DATE:    January 24, 1997                MATLACK SYSTEMS, INC.
                                               (Registrant)



                                   /s/ G. J. Trippitelli
                                   G. J. Trippitelli
                                   President and Chief Executive Officer



                                   /s/ P. J. Bagley
                                   Patrick J. Bagley
                                   Vice President-Finance and Treasurer
                                   Chief Financial Officer
                                   Chief Accounting Officer