Form 10-Q
period 1997-03-31
MATLACK SYSTEMS INC
filed 1997-04-24
CIK 837339

Page 1 of 7

                              UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                                FORM 10-Q


(Mark One)

/ X / QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      March 31, 1997

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

                                                  Yes   X     No _____


     The number of shares of the registrant's common stock outstanding as of March 31, 1997 was 8,758,846.






FORM 10-Q                                                     Page 2 of 7
                     PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter and six months ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ending September 30, 1997. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 1996.

                          MATLACK SYSTEMS, INC.
                   CONSOLIDATED STATEMENT OF EARNINGS
               ($000 Omitted Except for Per Share Amounts)


                                  Quarter          Six Months Ended
                                  March 31,             March 31,
                               1997     1996         1997      1996

Revenues                      $56,538  $57,666     $111,095  $113,228

Operating expenses             47,895   48,161       94,490    94,981
Depreciation                    3,286    2,978        6,498     5,913
Selling and administrative
  expenses                      4,142    4,617        8,499     9,157

Other (income) expense            (30)      (6)         (44)        2
                               55,293   55,750      109,443   110,053

Operating earnings              1,245    1,916        1,652     3,175

Interest expense                  814      752        1,554     1,542

Earnings before income taxes      431    1,164           98     1,633

Income taxes                      108      535           47       730

Net earnings                  $   323  $   629     $     51  $    903

Earnings per share            $   .04  $   .07     $    .01  $    .10

Average common shares and
  equivalents outstanding (000)                       8,811     8,880

Dividends paid per share        None     None         None      None

FORM 10-Q                                                     Page 3 of 7

                          MATLACK SYSTEMS, INC.
                       CONSOLIDATED BALANCE SHEET
                             ($000 Omitted)


                                                March 31,   September 30,
               ASSETS                             1997          1996
Current assets
  Cash                                          $  2,631      $  3,019
  Accounts receivable, net of allowance for
    doubtful accounts: March-$221;
    September-$414                                26,908        24,282
  Inventories                                      5,630         5,439
  Other current assets                             4,032         2,907
  Refundable income taxes                            454         1,114
  Deferred income taxes                            1,135         1,885
      Total current assets                        40,790        38,646

Property and equipment, at cost, net of
  accumulated depreciation of:
  March-$125,028; September-$125,858              91,340        89,267
Other assets                                         243           214
     Total assets                               $132,373      $128,127

     LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Accounts payable                              $  9,680      $ 10,047
  Accrued liabilities                              8,298        10,174
  Current maturities of long-term debt             7,303         6,213
      Total current liabilities                   25,281        26,434

Long-term debt                                    34,491        29,878
Insurance reserves                                 3,006         1,716
Other liabilities                                  2,477         2,023
Deferred income taxes                             11,448        12,400

Commitments and contingent liabilities
  See Part II Legal Proceedings

Shareholders' equity:
  Preferred stock, $1 par value,
    1,000,000 shares authorized; issued and
    outstanding - None
  Common stock, $1 par value,
    24,000,000 shares authorized;
    issued and outstanding:
    March-8,758,846 and
    September-8,762,116                            8,759         8,762
  Additional paid-in capital                      10,499        10,553
  Retained earnings                               36,412        36,361
      Total shareholders' equity                  55,670        55,676
      Total liabilities and
        shareholders' equity                    $132,373      $128,127

FORM 10-Q                                                     Page 4 of 7

                          MATLACK SYSTEMS, INC.
                  CONSOLIDATED STATEMENT OF CASH FLOWS
                             ($000 Omitted)

                                                       Six Months Ended
                                                            March 31,
                                                        1997      1996

Cash flows from operating activities:
  Net earnings                                         $    51   $   903
  Adjustments to reconcile net earnings to net
    cash provided by operating activities:
    Depreciation and amortization                        6,509     5,913
    Changes in assets and liabilities:
       Accounts receivable                              (2,626)     (839)
       Inventories and other assets                     (1,346)     (477)
       Accounts payable and accrued liabilities         (2,244)     (202)
       Current and deferred income taxes                   458       188
       Other, net                                        1,700      (351)
Net cash provided by operating activities                2,502     5,135

Cash flows from investing activities:
  Purchase of property and equipment                    (9,310)   (3,352)
  Proceeds from sale of equipment                          772        46
Net cash used in investing activities                   (8,538)   (3,306)

Cash flows from financing activities:
  Proceeds of long-term debt                            27,400    18,125
  Repayment of long-term debt                          (21,696)  (18,832)
  Exercise of stock options                                 20         9
  Common stock acquired and retired                        (76)     -
Net cash provided by (used in) financing activities      5,648      (698)

Net (decrease) increase in cash                           (388)    1,131
Cash beginning of period                                 3,019     2,845
Cash end of period                                     $ 2,631   $ 3,976

Supplemental information:
  Interest paid                                        $ 1,417   $ 1,370
  Income taxes (recovered) paid                        $  (411)  $   542

FORM 10-Q                                                     Page 5 of 7

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations: Six Months Ended March 31, 1997 vs. Six Months Ended March 31, 1996

  Revenues for the first six months ended March 31, 1997 decreased by $2,133,000 (1.9%) from $113,228,000 to $111,095,000. The number of loads carried decreased 5.2% while average miles per load increased 3.7%. Revenues from the Company's non-bulk trucking subsidiaries increased and now represent more than 20% of revenues.

  Operating expenses decreased by $491,000 (.5%) reflecting the decrease in loads carried. Higher fuel prices caused an increase in fuel costs of $1,029,000 compared with the same six months of last fiscal year. This increase was offset in large part by decreased terminal expenses of $980,000 with the remainder of the operating expense decrease resulting from the lower level of business and cost containment efforts. Operating expenses as a percentage of revenues increased to 85.1% in 1997 from 83.9% in 1996.

  Depreciation expense increased by $585,000 (9.9%) principally due to the capital expenditures made in fiscal 1996 and the first quarter of fiscal 1997.

  Selling and administrative expenses decreased by $658,000 (7.2%) mainly due to the lower level of business and the Company's continued efforts to control costs. Selling and administrative expenses were 7.7% of revenues in 1997 and 8.1% in 1996.

  Interest expense for the six months ended March 31, 1997 was essentially the same as last fiscal year.

  The effective income tax rates for the six months ended March 31, 1997 and 1996 were 48.0% and 44.7%, respectively. Non-deductible expenses and lower earnings caused the increase in the effective tax rate for fiscal 1997.

  Net earnings decreased to $51,000 or $.01 per share from $903,000 or $.10 per share in the prior year. The decrease in earnings resulted principally from lower revenues and higher depreciation expense.

Results of Operations: Quarter Ended March 31, 1997 vs. Quarter Ended March 31, 1996

  Revenues for the quarter ended March 31, 1997 were $56,538,000 compared with $57,666,000 reported in the second quarter last year. The decrease of $1,128,000 (2.0%) was primarily attributable to a 1.8% decrease in revenue per mile. The number of loads carried decreased by 5.1% but was offset by a 4.4% increase in the average miles per load. Non-bulk trucking revenues continue to increase and were more than 20% of total revenues for the quarter ended March 31, 1997.

  Operating expenses decreased by $266,000 (.6%) reflecting the decrease in loads carried. Operating expenses as a percentage of revenues increased to 84.7% in 1997 from 83.5% in 1996.

  Capital expenditures made in fiscal 1996 and the first quarter of fiscal 1997 resulted in increased depreciation expense of $308,000 (10.3%) for the quarter ended March 31, 1997.



FORM 10-Q                                                     Page 6 of 7

  Selling and administrative expenses decreased by $475,000 (10.3%) mainly due to the lower level of business. Selling and administrative expenses were 7.3% of revenues in 1997 and 8.0% in 1996.

  Interest expense increased $62,000 (8.2%) primarily caused by a higher level of borrowings during the current fiscal year compared with last year. Higher cash flow from operations enabled the Company to reduce indebtedness by $855,000 between December 31, 1996 and March 31, 1997.

  The effective income tax rates for the quarters ended March 31, 1997 and 1996 were 25.1% and 46.0%, respectively. The low level of income tax benefit recorded in the first fiscal quarter reduced the effective tax rate for the second fiscal quarter of 1997.

  Net earnings decreased to $323,000 or $.04 per share from $629,000 or $.07 per share in the prior year. The decrease in earnings resulted principally from the lower revenues and higher depreciation expense.

Liquidity and Capital Resources

  During the first six months of fiscal 1997, the Company financed its net capital additions of $8,538,000 through the use of new long-term debt of $5,704,000, net cash provided by operating activities of $2,502,000 and available cash. At March 31, 1997, a total of $2,274,000 was available to the Company under its $30,000,000 revolving credit facility. Cash flow from operations is expected to be in excess of capital expenditures during the second half of the fiscal year.

  Otherwise, there have been no material changes in the Company's financial condition and its liquidity and capital resources since September 30, 1996. For further details, see the Company's 1996 Annual Report to Shareholders on Form 10-K for the year ended September 30, 1996.



                       PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

  There are no material legal proceedings to which the Company or any of its subsidiaries is a party. Certain subsidiaries of the Company are involved in ordinary routine litigation incidental to the operation of its business.

Item 2.  Changes in Securities

  None.

Item 3.  Defaults Upon Senior Securities

  None.








FORM 10-Q                                                     Page 7 of 7

Item 4.  Submission of Matters to a Vote of Security Holders

  The Company's Annual Meeting of Shareholders was held on January 30, 1997. With regard to Proposal No. 1 of the NOTICE OF ANNUAL MEETING OF SHAREHOLDERS TO BE HELD ON JANUARY 30, 1997 to elect two Class II Directors to the Board of Directors, John W. Rollins, Jr. and William B. Philipbar, Jr. were elected. At the meeting, 7,720,091 and 7,720,274 affirmative votes were cast for John W. Rollins, Jr. and William B. Philipbar, Jr., respectively. There were no votes case against either nominee and 36,481 and 36,298 votes were withheld from John W. Rollins, Jr. and William B. Philipbar, Jr., respectively.

Item 5.  Other Information

  None.

Item 6.  Exhibits and Reports on Form 8-K

  (a)   Exhibit 3(ii) By-Laws
        By-Laws of Matlack Systems, Inc. as last amended on January 30,
        1997.
  (b)   Reports on Form 8-K
        None.



                               SIGNATURES


  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


DATE:    April 24, 1997                MATLACK SYSTEMS, INC.
                                         (Registrant)



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