Form 10-Q
period 1997-06-30
MATLACK SYSTEMS INC
filed 1997-07-23
CIK 837339

Page 1 of 7

                              UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                                FORM 10-Q


(Mark One)

/ X / QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended        June 30, 1997

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

                                                  Yes   X     No _____


     The number of shares of the registrant's common stock outstanding as of June 30, 1997 was 8,762,725.






FORM 10-Q                                                     Page 2 of 7
                     PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter and nine months ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ending September 30, 1997. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 1996.

                          MATLACK SYSTEMS, INC.
                   CONSOLIDATED STATEMENT OF EARNINGS
               ($000 Omitted Except for Per Share Amounts)


                                Quarter Ended       Nine Months Ended
                                  June 30,               June 30,
                                1997     1996        1997      1996

Revenues                      $60,918  $57,600     $172,013  $170,828

Operating expenses             50,907   48,678      145,397   143,659
Depreciation                    3,317    3,000        9,815     8,913
Selling and administrative
  expenses                      4,515    4,626       13,014    13,783
Other income                      (55)      (4)         (99)       (2)
                               58,684   56,300      168,127   166,353

Operating earnings              2,234    1,300        3,886     4,475

Interest expense                  780      678        2,334     2,220

Earnings before income taxes    1,454      622        1,552     2,255

Income taxes                      721      352          768     1,082

Net earnings                  $   733  $   270     $    784  $  1,173

Earnings per share            $   .08  $   .03     $    .09  $    .13

Average common shares and
  equivalents outstanding (000)                       8,816     8,874

Dividends paid per share        None     None         None      None

FORM 10-Q                                                     Page 3 of 7

                          MATLACK SYSTEMS, INC.
                       CONSOLIDATED BALANCE SHEET
                             ($000 Omitted)


                                                 June 30,   September 30,
               ASSETS                             1997          1996
Current assets
  Cash                                          $  2,435      $  3,019
  Accounts receivable, net of allowance for
    doubtful accounts: June-$363;
    September-$414                                28,585        24,282
  Inventories                                      5,302         5,439
  Other current assets                             3,535         2,907
  Refundable income taxes                           -            1,114
  Deferred income taxes                            1,044         1,885
      Total current assets                        40,901        38,646

Property and equipment, at cost, net of
  accumulated depreciation of:
  June-$126,276; September-$125,858               89,797        89,267
Other assets                                         231           214
     Total assets                               $130,929      $128,127

     LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Accounts payable                              $  8,797      $ 10,047
  Accrued liabilities                              8,134        10,174
  Income taxes payable                               514           -
  Current maturities of long-term debt             7,007         6,213
      Total current liabilities                   24,452        26,434

Long-term debt                                    34,125        29,878
Insurance reserves                                 2,703         1,716
Other liabilities                                  2,384         2,023
Deferred income taxes                             10,851        12,400

Commitments and contingent liabilities
  See Part II Legal Proceedings

Shareholders' equity:
  Preferred stock, $1 par value,
    1,000,000 shares authorized; issued and
    outstanding - None
  Common stock, $1 par value,
    24,000,000 shares authorized;
    issued and outstanding:
    June-8,762,725 and
    September-8,762,116                            8,763         8,762
  Additional paid-in capital                      10,506        10,553
  Retained earnings                               37,145        36,361
      Total shareholders' equity                  56,414        55,676
      Total liabilities and
        shareholders' equity                    $130,929      $128,127

FORM 10-Q                                                     Page 4 of 7

                          MATLACK SYSTEMS, INC.
                  CONSOLIDATED STATEMENT OF CASH FLOWS
                             ($000 Omitted)

                                                       Nine Months Ended
                                                            June 30,
                                                        1997      1996

Cash flows from operating activities:
  Net earnings                                         $   784   $ 1,173
  Adjustments to reconcile net earnings to net
    cash provided by operating activities:
    Depreciation and amortization                        9,832     8,913
    Changes in assets and liabilities:
       Accounts receivable                              (4,303)      494
       Inventories and other assets                       (508)      434
       Accounts payable and accrued liabilities         (3,291)   (3,070)
       Current and deferred income taxes                   920       460
       Other, net                                        1,248      (591)
Net cash provided by operating activities                4,682     7,813

Cash flows from investing activities:
  Purchase of property and equipment                   (11,258)   (5,084)
  Proceeds from sale of equipment                          996        77
Net cash used in investing activities                  (10,262)   (5,007)

Cash flows from financing activities:
  Proceeds of long-term debt                            38,200    29,410
  Repayment of long-term debt                          (33,158)  (31,661)
  Exercise of stock options                                 30        21
  Common stock acquired and retired                        (76)     -
Net cash provided by (used in) financing activities      4,996    (2,230)

Net (decrease) increase in cash                           (584)      576
Cash beginning of period                                 3,019     2,845
Cash end of period                                     $ 2,435   $ 3,421

Supplemental information:
  Interest paid                                        $ 2,373   $ 2,223
  Income taxes (recovered) paid                        $  (152)  $   622

FORM 10-Q                                                     Page 5 of 7

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations: Nine Months Ended June 30, 1997 vs. Nine Months Ended June 30, 1996

  Revenues for the nine months ended June 30, 1997 increased by $1,185,000 (.7%) to $172,013,000 from $170,828,000. The number of loads carried decreased 2.1% while average miles per load increased 4.7%. Revenues from the Company's non-bulk trucking subsidiaries continued to increase and represented more than 20% of revenues in fiscal 1997.

  Operating expenses increased by $1,738,000 (1.2%) reflecting the increase in the level of business. Higher fuel prices caused an increase in fuel costs of $1,384,000 compared with the same nine months of last fiscal year. Higher maintenance costs also contributed to the operating expense increase. Cost containment efforts and a lower level of equipment rentals helped to mitigate the effects of the higher fuel and maintenance costs.

  Depreciation expense increased by $902,000 (10.1%) principally due to the capital expenditures made during fiscal 1996 and the higher level of capital spending during the first nine months of fiscal 1997.

  Selling and administrative expenses decreased by $769,000 (5.6%) mainly through the realignment of certain cost centers designed to eliminate duplicative or non-essential costs.

  Interest expense for the nine months ended June 30, 1997 increased by $114,000 (5.1%) due to the higher level of borrowing during the current fiscal year combined with slightly higher interest rates.

  The effective income tax rates for the nine months ended June 30, 1997 and 1996 were 49.5% and 48.0%, respectively. Non-deductible expenses and lower earnings caused the increase in the effective tax rate for fiscal 1997.

  Net earnings decreased to $784,000 or $.09 per share from $1,173,000 or $.13 per share in the prior year. The decrease in earnings resulted principally from higher operating and depreciation expense.

Results of Operations:  Quarter Ended June 30, 1997 vs. Quarter Ended June
30, 1996

  Revenues for the quarter ended June 30, 1997 were $60,918,000 compared with $57,600,000 reported in the third quarter last year. The increase of $3,318,000 (5.8%) resulted from an increase in bulk trucking revenues of approximately 4% and an increase in all other non-bulk trucking revenues of approximately 18%.

  Operating expenses increased by $2,229,000 (4.6%) reflecting the higher level of business. Fuel and maintenance costs accounted for approximately $904,000 of the increase. Driver and mechanics compensation costs increased by $1,325,000 as a result of the higher level of business experienced.

  Capital expenditures made in fiscal 1996 and during the current year resulted in an increase in depreciation expense of $317,000 (10.6%) for the quarter ended June 30, 1997.




FORM 10-Q                                                     Page 6 of 7

  Selling and administrative expenses decreased by $111,000 (2.4%) as a result of cost containment efforts and the elimination of certain redundant expenses. As a percentage of revenues, selling and administrative expenses were 7.4% and 8.0% in 1997 and 1996, respectively.

  Interest expense increased $102,000 (15.0%) primarily caused by a higher level of borrowings during the current fiscal year compared with last year. The Company reduced indebtedness by $662,000 between March 31, 1997 and June 30, 1997.

  The effective income tax rates for the quarters ended June 30, 1997 and 1996 were 49.6% and 56.6%, respectively.

  Net earnings increased to $733,000 or $.08 per share from $270,000 or $.03 per share in the prior year. The increase in earnings resulted principally from the higher level of business.

Liquidity and Capital Resources

  During the first nine months of fiscal 1997, the Company financed its net capital additions of $10,262,000 through the use of new long-term debt of $5,042,000, net cash provided by operating activities of $4,682,000 and available cash. At June 30, 1997, a total of $1,074,000 was available to the Company under its $30,000,000 revolving credit facility.

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


DATE:    July 23, 1997                 MATLACK SYSTEMS, INC.
                                         (Registrant)



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