Form 10-K
period 1997-09-30
MATLACK SYSTEMS INC
filed 1997-12-02
CIK 837339

_________________________________________________________________

                           SECURITIES AND EXCHANGE COMMISSION
                                 Washington, D.C.  20549
_________________________________________________________________

                                        FORM 10-K
(Mark One)

/ X /      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended        September 30, 1997       or

/   /      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
           SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from ___________ to _____________


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


      The aggregate market value of the voting stock held by non-affiliates of the registrant was $67,947,000 as of October 31, 1997.

      The number of shares of registrant's common stock outstanding as of October 31, 1997 was 8,785,762.

      The following documents are incorporated by reference:

                                                  Part of this form into which
              Document                                    incorporated

Proxy Statement in connection with
   Annual Meeting of Shareholders to be
   held January 29, 1998                                         III

                                         PART I

ITEM 1.      BUSINESS.

    The Registrant, Matlack Systems, Inc., together with its subsidiaries (herein collectively referred to as the "Company" unless the context indicates otherwise) is a specialized logistics and transportation company that provides transportation of bulk commodities in tank trailers and tank containers to the nation's leading chemical and dry bulk shippers. Concomitantly, the Company provides intermodal transportation services, trailer leasing, international bulk transportation, tank, intermediate bulk and ISO container cleaning services, logistics management services and dedicated contract carriage services to the chemical industry. The Company operates approximately 1,100 tractors and 2,800 trailers out of approximately 100 facilities located in 37 states and four Canadian provinces. During fiscal 1997, the Company passed its seventh quality audit by American Bureau of Shipping Quality Evaluations, Inc. with all locations and logistics services being ISO 9002 certified. There have been no significant changes in the business operations of the Company since September 30, 1996.

    The Company, through its operating subsidiaries, provides the transportation and logistics services described below. Many of the adjunct services provided complement the Company's bulk transportation services. Matlack, Inc. ("Matlack"), the Company's major operating subsidiary, is one of the nation's largest bulk trucking companies providing liquid and dry bulk transportation primarily to the chemical industry throughout North America.

    In terms of revenues, Matlack is one of the largest companies in the country engaged in highway transportation of bulk commodities primarily in tank trailers. Matlack is one of the few nationwide interstate tank truck carriers authorized to transport chemicals and other dry and liquid products in bulk. Matlack also operates on an intrastate basis in 37 states.

    During fiscal years 1994 and 1995, the Company replaced a significant portion of its tractor fleet by acquiring, either through lease or purchase, 900 Mack 1995 conventional tractors. All of these tractors were equipped with anti-lock brakes and "electronic engines" which enabled the feeding of real-time operating information via satellite communications. This fleet replacement program lowered fuel, maintenance and insurance expenses while providing the Company with additional service capability and flexibility. In fiscal 1996, the Company balanced the size of its tractor fleet to more closely match the then current market conditions. During fiscal 1997, the Company acquired by lease 133 tractors. As a result of the fleet replacement program and the acquisition of additional power units, as described above, the average age of the Company's power fleet is approximately
2.5 years.

    Capital expenditures made by the Company for the acquisition of new and used trailers during fiscal 1997, 1996 and 1995 were $9,952,000 (366 units), $2,767,000 (118 units) and $9,349,000 (217 units), respectively. The number of trailers available for use in the Company's operations at the end of fiscal years 1997, 1996 and 1995 were 2,800, 2,600 and 2,700, respectively. A tank trailer typical of those used by the Company in its operations measures 43 feet in length,
8.5 feet in width and 12 feet in height. Tank holding capacity normally ranges between 5,000 and 7,000 gallons with a payload capacity of up to 55,000 pounds. The Company also utilizes vans in its operations. Typical specifications for a van trailer are 48 feet in length, 8.5 feet in width and 13 feet in height. The Company's trailers have an average age of 10.3 years and a useful life expectancy of 20 years.

    The Company believes that it maintains its fleet of tractors and trailers in above average condition for the industry. Maintenance of revenue equipment is performed by 76 mechanics employed by the Company. In addition, the Company utilizes outside repair facilities for certain of its tank repairs. In fiscal 1997, the Company expended approximately $7,700,000 for fleet maintenance. This amount included mechanics compensation and the costs associated with both internal and external repairs of revenue equipment.

    Matlack is subject to regulation by the U.S. Department of Transportation and various state regulatory agencies. As a common and contract carrier by motor vehicle, Matlack holds certificates of public convenience and necessity issued by the regulatory agencies. These certificates define the commodities that the holder is authorized to transport and the points of origin and destination for carriers of such commodities. In Canada, the Company has terminals in Toronto and Sarnia, Ontario; Montreal, Quebec; Vancouver, British Columbia and Leduc, Alberta and it holds operating licenses under which it may transport various commodities into and out of certain Canadian Provinces via specific border entry points from the United States. To the best of its knowledge, Matlack is in compliance with federal regulations and those of the various state and provincial regulatory agencies where it operates.

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

    To the extent that competition is based on service and convenience, the number and location of Matlack's terminals, together with its ability to clean tank trailers (through Brite-Sol Services, Inc.) places Matlack in a favorable position to increase its business. Management believes that Matlack's fleet of trailers is one of the largest and most diversified in the tank truck industry. Matlack's network of strategically located terminal facilities is, in management's opinion, one of the largest and the best in the industry.

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

    The Company also provides truck transportation services through Safeway Chemical Transportation, Inc. This subsidiary provides truckload van services utilizing specialized trailers to transport packaged chemicals and waste. In addition, through Matlack Leasing Corporation, the Company leases tank trailers, tank containers and other specialized equipment primarily to the chemical industry and its suppliers. This subsidiary may also provide customers with equipment design assistance.

    Through Matlack Bulk Intermodal Services, Inc., the Company enables customer product delivery by combining the economy of bulk rail and the flexibility of bulk truck transportation. This service is provided through a nationwide system of 30 rail transfer facilities.

    Brite-Sol Services, Inc. operates 36 facilities nationwide that provide full-service cleaning, both internal and external, of tank trucks, vans, tank containers, intermediate bulk containers, ISO tank containers and other containers and vehicles. This subsidiary also provides hose and pump cleaning and tank and container maintenance and repairs. The Company's tank cleaning facilities are ISO 9002 certified and operate in compliance with all applicable federal and state EPA and OSHA requirements. Cleaning procedures utilize systematized work processes to assure continued compliance with all environmental regulations. Customized cleaning programs are frequently established to meet specific customer requirements. After cleaning, valves are vacuum tested to reduce chances of leaking and related possible product release. Waste water is pre-treated to ensure environmental safety and to reduce levels of waste. Container cleaning procedures also ensure the proper handling and disposal of heels and effluents. Further, the Company's cleaning network is operated by a team of experienced tank cleaning professionals and is supported by centrally located technical staff to ensure maintenance of the highest level of quality required by ISO 9002 standards.


    The Company also provides logistics management consulting services through CPI Logistics, Inc. In addition, the Company markets dedicated fleet operation services through Specialized Dedicated Fleets, Inc. and through Matlack International, Inc. the Company provides international land and sea transportation services primarily utilizing tank containers.

    In the normal course of its business, Matlack is subject to numerous state and federal environmental laws and regulations and also is exposed to the cost and risk of transporting and handling materials and wastes characterized as hazardous by various regulatory agencies. Matlack has received notices from the United States Environmental Protection Agency ("EPA") or a comparable state agency indicating that it has been named at 21 sites as a potentially responsible party
("PRP") with respect to the cleanup of hazardous wastes at such waste disposal sites. At a majority of these sites, the Company has resolved its liability by settling with one or more of the governmental agencies or PRP groups involved. As is typical in such settlements, certain claims, such as those relating to natural resource damages or site cleanup cost overruns, could still be made in later years.

    The Company maintains sudden and accidental pollution insurance coverage providing protection against claims which may arise from accidents involving spills or contamination. In addition, the Company has purchased an Environmental Impairment Liability insurance policy that provides coverage and protection for non-sudden pollution claims.

    With regard to public liability and workers' compensation claims, the Company retains a specific portion of insurable risks. Retention levels are currently $500,000. Reserves are established for claims incurred plus an estimate for claims incurred but not reported.
Reserve requirements are evaluated and established utilizing historical trends, the Company's experience, claim severity and other factors.

    A total of 1,059 persons were employed by the Company at September 30, 1997. Operating personnel, essentially all of which were covered under various collective bargaining agreements, included 503 drivers, 76 mechanics and 100 tank cleaners. In addition to the operating personnel employed by the Company, the services of leased operators are utilized to supplement driver requirements necessary to meet customer service needs. The Company's 380 support personnel included dispatchers and individuals serving in clerical, administrative and executive capacities. The Company believes that its relationships with its employees are excellent.

ITEM 2.      PROPERTIES.

    The Company maintains its headquarters in space leased from Rollins Properties, Inc., a wholly-owned subsidiary of Rollins Truck Leasing Corp., at 2200 Concord Pike, Wilmington, Delaware. The Company's principal properties consist of land and buildings used in its bulk trucking, cleaning and intermodal service business. Matlack owns or leases approximately 100 truck terminals in 37 states and five terminals in four Canadian provinces.


ITEM 3.      LEGAL PROCEEDINGS.

    There are various ordinary routine claims and legal actions pending against the Company. With regard to claims relating to hazardous waste sites at which the Company has been named a PRP, the Company maintains an Environmental Legal Liability insurance policy that provides coverage and protection against such claims. In the opinion of management, based on the advice of counsel, it is only remotely likely that the ultimate resolution of these claims and actions will be material.

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    NONE.


                                         PART II

ITEM 5.      MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
             STOCKHOLDER MATTERS.

    For the fiscal years ended September 30, 1997 and 1996, the range of share prices for the Common Stock on the New York Stock Exchange is as follows:

                                         1997                 1996
           Fiscal Quarter            High    Low         High      Low
                First              $7 1/2   $6 1/4     $10 1/2   $8 1/4
                Second              7 1/4    6 1/8     $ 9 3/4   $7 7/8
                Third               8 1/2    5 13/16   $ 9 3/8   $8
                Fourth              8 5/8    7 1/4     $ 8 3/8   $7 3/8


No dividends have been paid since the Company became publicly held in January of 1989.

At September 30, 1997, there were 1,639 holders of record of the Common
Stock.

ITEM 6.    SELECTED FINANCIAL DATA.

                                            FIVE-YEAR SELECTED FINANCIAL DATA
                                    (Dollars in Thousands, Except Per Share Amounts)
Year Ended September 30,           1997              1996              1995              1994              1993
Revenues                           $231,709          $224,866          $236,257          $217,880          $204,809
Earnings (loss) before
 income taxes (benefit)            $  3,698          $ (1,703)(1)      $ 11,211          $ 10,516          $  8,054
Net earnings (loss)                $  1,886          $ (1,477)(1)      $  6,601          $  6,182          $  4,414(2)
Earnings (loss) per share          $    .21          $   (.17)(1)      $    .74          $    .69          $    .50(2)

At September 30,
Total assets                       $142,262          $128,127          $131,974          $122,526          $105,363
Long-term indebtedness             $ 42,778          $ 29,878          $ 32,970          $ 24,800          $ 20,360
Shareholders' equity               $ 57,557          $ 55,676          $ 57,532          $ 50,726          $ 44,297

(1)        Includes a special charge of $4,000 ($2,432 after tax benefit or $.28 per share).
(2)        Reduced by additional deferred income tax provision of $169 ($.02 per share) to reflect the increase in the federal income tax rate from 34% to 35%.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Liquidity and Capital Resources
           The Company's operations require periodic investment in equipment and facilities. Capital expenditures are typically funded by the cash flows from operations, which were $8.7 million in 1997, $11.2 million in 1996 and $14.6 million in 1995 and, when required, loans from various financial institutions. The 1997 net capital spending of $22.7 million, up from $7.6 million in 1996, included expenditures in September 1997 of $5.5 million for the purchase of certain assets of a former bulk trucking company and $4.3 million for the purchase of a lease portfolio of specialty tank trailers. The large increase in capital spending in the fourth quarter of 1997 increased indebtedness during the quarter by approximately $8.5 million. Total indebtedness at September 30, 1997 was $49.6 million compared with $36.1 million at the end of the previous year. Based on the relationship with current lenders, the Company expects to continue to be able to obtain required financing at market rates and under satisfactory terms and conditions.

           At September 30, 1997, the Company had commitments of $1.7 million to purchase transportation equipment. As necessary, additional funds are available to the Company from its unsecured revolving credit facility and from other financial institutions who have expressed an interest in providing equipment financing. The revolving credit agreement with two banks provides for an aggregate commitment of $40.0 million to meet equipment financing needs and letter of credit requirements. The agreement expires on March 31, 1998, but may be renewed on a year-to-year basis thereafter upon agreement of the parties thereto. At September 30, 1997, a total of $.6 million was available under the revolving credit facility.

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

Results of Operations
Fiscal Year 1997 vs. 1996
           Revenues for 1997 increased by $6.8 million (3.0%) to $231.7 million from the $224.9 million reported in 1996. For the year, total revenue miles of the Company's bulk trucking business increased by 6.0% while the number of loads carried remained essentially flat. Revenues from the Company's non-bulk trucking operations increased by 12.8%.

           Fourth quarter revenue growth represented 83.7% of the total year's revenue increase. Overall, revenues for the fourth quarter of 1997 increased by $5.7 million to $59.7 million from $54.0 million reported for the fourth quarter of 1996. The number of loads carried during the fourth quarter increased by 4.8% compared with the same quarter last year. This increase resulted from a more favorable supply/demand balance within the bulk trucking industry. For the fourth quarter, the Company's overall revenue increase of 10.5% resulted principally from an increase in volume of 5.0% with the remainder being attributed to a favorable mix.

           Operating expenses increased by $4.1 million (2.2%) reflecting the increase in revenues. Operating expenses were 83.6% of revenues in 1997 and 84.3% of revenues in 1996. For the fourth quarter of 1997, operating expenses were 81.1% of revenues compared with 85.1% of revenues in the fourth quarter of 1996. The percentage improvement for both the year and the fourth quarter resulted from the increase in revenues discussed above and the closure of several marginal terminals in early 1997. Fuel costs increased by $2.0 million during 1997 reflecting the increased level of business and higher fuel prices. Outside repairs and parts expense increased by $1.5 million reflecting the higher level of business. Driver and mechanic compensation increased during the year by $1.2 million. The above noted operating expense increases and other operating expense increases, which amounted to $.8 million, were offset by a reduction in insurance expenses of $1.5 million.

           Depreciation expense increased by $1.2 million (10.0%) to $13.1 million in 1997 compared with $11.9 million in 1996. The installation of the Qualcomm satellite communication systems in the tractors resulted in increased depreciation of approximately $.7 million.
Completion and start-up of an integrated information system throughout the Company accounted for the other $.5 million of the depreciation increase. The acquisition of certain assets in September 1997, as described above, had no impact upon depreciation during the current year.

           Selling and administrative expenses remained essentially unchanged between 1997 and 1996. As a percentage of revenue, these expenses were 7.8% and 8.1% in 1997 and 1996, respectively. The stabilization of these expenses resulted from cost containment efforts and the elimination of a regionalized management structure related to the Company's operations.

           The effective income tax rate in 1997 was 49.0%. The rate of income tax benefit in 1996 was 13.3%. The high effective income tax rate and the low effective rate of benefit was caused by the impact that non-deductible expenses had upon the tax computations.

           The Company's net earnings for the year were $1.9 million or $.21 per share compared with a net loss of $1.5 million or a loss of $.17 per share in 1996. The improvement in net earnings resulted from the increased level of business particularly in the fourth quarter of the year. Operating earnings as a percentage of revenues improved to 3.0% in 1997 from 2.3% (exclusive of the special charge of $4.0 million) in 1996.

Fiscal Year 1996 vs. 1995
           Revenues for 1996 decreased by $11.4 million (4.8%) to $224.9 million from the $236.3 million reported in 1995. Total revenue miles decreased by 5.7% in 1996 while the number of loads carried decreased by 7.0% compared with the prior year. The Company's ancillary service revenues increased during the current year but were not sufficient to offset the decline experienced in domestic bulk trucking revenues.

           Operating expenses decreased by $3.4 million (1.8%) reflecting the decrease in revenues and a significant reduction in the Company's utilization of leased operators. Operating expenses were 84.3% of revenues in 1996 and 81.7% of revenues in 1995.

           During the fourth quarter of 1996, the Company recorded a special charge of $4.0 million ($2.4 million after tax benefit or $.28 per share). The charge included costs associated with a reduction in the tractor fleet reflecting the weak business conditions of the bulk trucking industry, provision for closing certain terminals, the operation of which was no longer cost-effective and related costs of $1.4 million. Also included in the charge was $1.9 million related to reserves for medical, disability, workers' compensation and other insurance claims which continue to be evaluated and $.7 million for third party claims.

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

           Interest expense decreased by $.3 million (9.4%) due to a reduction of borrowings and lower interest rates during 1996.

           The rate of income tax benefit in 1996 was 13.3%. The low effective rate of benefit was caused by the impact that non-deductible expenses had upon the tax computations. The effective income tax rate in 1995 was 41.1%.

           The Company's net loss for the year was $1.5 million or $.17 per share compared with net earnings of $6.6 million or $.74 per share in 1995. Exclusive of the special charge, the Company reported net earnings of $1.0 million or $.11 per share.

Impact of Recent Accounting Pronouncements
           In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share." This statement, which is effective in fiscal 1998, simplifies the standards for computing earnings per share ("EPS") by replacing the presentation of primary EPS with a presentation of basic EPS. The Company has determined that SFAS 128 will not have a material effect on its financial statements.

           In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income." This statement requires that comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The adoption of this standard on October 1, 1998, will not impact results of operations or financial condition.

Forward-Looking Statements
           The Company may make forward-looking statements relating to anticipated financial performance, business prospects, acquisitions or divestitures, new products, market forces, commitments, and other matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company notes that a variety of factors could cause the Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements. Forward-looking statements typically contain words such as "anticipates", "believes", "estimates", "expects", "forecasts", "predicts", or "projects", or variations of these words, suggesting that future outcomes are uncertain.

           Various risks and uncertainties may affect the operations, performance, development and results of the Company's business and could cause future outcomes to differ materially from those set forth in forward-looking statements, including the following factors:
general economic conditions, competitive factors and pricing pressures, shift in market demand, the performance and needs of industries served by the Company, equipment utilization, management's success in developing and introducing new services and lines of business, potential increases in labor costs, potential increases in equipment, maintenance and fuel costs, uncertainties of litigation, the Company's ability to finance its future business requirements through outside sources or internally generated funds, the availability of adequate levels of insurance, success or timing of completion of ongoing or anticipated capital or maintenance projects, management retention and development, changes in Federal, State and local laws and regulations, including environmental regulations, as well as the risks, uncertainties and other factors described from time to time in the Company's SEC filings and reports.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

           The consolidated financial statements of the Company, the Independent Auditors' Report and the financial statement schedules included in this report are shown on the Index to the Consolidated Financial Statements and Schedules.

ITEM 9.    DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
                FINANCIAL DISCLOSURE.

           NONE.

                                        PART III

ITEM 10.        DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

           Except as presented below, the information called for by this
Item 10 is incorporated by reference from the Company's Proxy Statement to be filed pursuant to Regulation 14A for the Annual Meeting of Shareholders to be held on January 29, 1998.

           Executive Officers of the Registrant. As of October 31, 1997, the Executive Officers of the registrant were:

    Name                 Position                          Age  Term of Office

Patrick J. Bagley        Vice President-Finance and         50    7/88 to date
                           Treasurer and Director

Michael B. Kinnard       Vice President-General Counsel     39    6/94 to date
                           and Secretary

John W. Rollins, Jr.     Chairman of the Board              55    7/88 to date

G. J. Trippitelli        President and Chief Executive      54    7/88 to date
                           Officer and Director

Eugene C. Bonacci        Senior Vice President and          57    10/96 to date
                           Chief Operating Officer

           Eugene C. Bonacci was employed by the Company in 1982 as Vice President of Operations. In 1996, he became Senior Vice President and Chief Operating Officer.

           Michael B. Kinnard has been Vice President-General Counsel and Secretary to the Company since 1994. Mr. Kinnard also serves as Vice President-General Counsel and Secretary to Rollins Truck Leasing Corp. and Vice President-General Counsel to Dover Downs Entertainment, Inc. Prior to 1995, Mr. Kinnard was a partner in the law firm of Baker, Worthington, Crossley, Stansberry & Woolf (now known as Baker,
Donelson, Bearman &  Caldwell).

           The Company's Executive Officers are elected for the ensuing year and until their successors are elected.

ITEM 11.        EXECUTIVE COMPENSATION.

           The information called for by this Item 11 is incorporated by reference from the Company's Proxy Statement to be filed pursuant to Regulation 14A for the Annual Meeting of Shareholders to be held on January 29, 1998.


ITEM 12.        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                MANAGEMENT.

           The information called for by this Item 12 is incorporated by reference from the Company's Proxy Statement to be filed pursuant to Regulation 14A for the Annual Meeting of Shareholders to be held on January 29, 1998.

ITEM 13.        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

           During the year ended September 30, 1997, the following officers and/or directors of the Company were also officers and/or directors of Laidlaw Environmental Services, Inc. (formerly Rollins Environmental Services, Inc.); Patrick J. Bagley, Michael B. Kinnard, William B. Philipbar, Jr., John W. Rollins, John W. Rollins, Jr. and Henry B. Tippie.

           The following officers and/or directors of the Company were also officers and/or directors of Rollins Truck Leasing Corp.; Patrick
J. Bagley, Michael B. Kinnard, William B. Philipbar, Jr., John W. Rollins, John W. Rollins, Jr. and Henry B. Tippie. John W. Rollins owns directly and of record 11.7% of the outstanding shares of Common Stock of Rollins Truck Leasing Corp. at October 31, 1997.

           The description of transactions between the Company and Laidlaw Environmental Services, Inc. and between the Company and Rollins Truck Leasing Corp. appears under the caption "Transactions with Related Parties" of this 1997 Annual Report on Form 10-K.

                                         PART IV

ITEM 14.        EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
                FORM 8-K.

(a)     (1)  Financial Statements - See accompanying Index to Consolidated
             Financial Statements and Schedules.

  (2)  Financial Statement Schedules - See accompanying Index to
       Consolidated Financial Statements and Schedules.

  (3)  Exhibits:
        (3)  (a)      Articles of Incorporation and By-Laws of Matlack
                      Systems, Inc. as filed with Registration Statement No.
                      33-23524 dated August 5, 1988 are incorporated herein by reference.

        (3)  (b)      By-Laws of Matlack Systems, Inc. as last amended on
                      January 30, 1997.

        (4)  (a)      Credit Agreements and Amendments, see Exhibit 10.

             (b) Rights Agreement dated as of June 14, 1989 as filed as an Exhibit to Registration Statement on Form 8-A filed by Registrant on June 15, 1989 is incorporated herein by reference.

       (10)  (a)      Master Credit Agreement dated as of March 27, 1996
                      between Matlack (DE), Inc. et al, Bank of America
                      Illinois and First Union National Bank, as filed with the Company's report on Form 10-K dated November 27,
                      1996, is incorporated herein by reference.

             (b) Credit Agreement dated as of March 27, 1996 between Matlack (DE), Inc. et al and Bank of America Illinois, as filed with the Company's report on Form 10-K dated November 27, 1996, is incorporated herein by reference.

             (c) Credit Agreement dated as of May 22, 1996 between Matlack (DE), Inc. et al and First Union National Bank, as filed with the Company's report on Form 10-K dated November 27, 1996, is incorporated herein by reference.

             (d) First Amendment dated August 9, 1996 to the Master Credit Agreement between Matlack (DE), Inc. et al, Bank of America Illinois and First Union National Bank dated March 27, 1996, as filed with the Company's report on Form 10-K dated November 27, 1996, is incorporated herein by reference.

             (e) Second Amendment dated February 7, 1997 to the Master Credit Agreement between Matlack (DE), Inc. et al, and Bank of America Illinois and First Union National Bank dated March 27, 1996.

             (f) Third Amendment dated September 2, 1997 to the Master Credit Agreement between Matlack (DE), Inc. et al, and Bank of America National Trust and Savings Association successor by merger to Bank America Illinois and First Union National Bank dated March 27, 1996.

             (g) First Amendment dated February 7, 1997 to the Credit Agreement between Matlack (DE), Inc. et al, and Bank of America Illinois dated March 27, 1996.

             (h) Second Amendment dated September 2, 1997 to the Credit Agreement between Matlack (DE), Inc. et al, and Bank of America National Trust and Savings Association successor by merger to Bank of America Illinois dated March 27, 1996.

             (i) First Amendment dated August 29, 1997 to the Credit Agreement between Matlack (DE), Inc. et al, and First Union National Bank dated March 27, 1996.

             (j) Second Amendment dated November 14, 1997 to the Credit Agreement between Matlack (DE), Inc. et al, and First Union National Bank dated March 27, 1996.



             (k) Matlack Systems, Inc. 1988 Stock Option Plan as filed with Registration Statement No. 33-23524 dated August 5, 1988 is incorporated herein by reference.

             (l) Matlack Systems, Inc. 1995 Stock Option Plan, as filed with the Company's Proxy Statement for the Annual Meeting of Shareholders held on January 25, 1996, is incorporated hereby by reference.

       (21)     Matlack Systems, Inc. Subsidiaries at September 30, 1997.

       (27)     Matlack Systems, Inc. Financial Data Schedule at September
                30, 1997.

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

DATED:   December  2, 1997                Matlack Systems, Inc.
                                               (Registrant)


                                     BY: /s/ G. J. Trippitelli
                                        G. J. Trippitelli
                                        President and Chief Executive Officer
                                        and Director


  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:



/s/ Patrick J. Bagley           Director,
Patrick J. Bagley               Vice President-Finance       December 2, 1997
                                and Treasurer
                                Chief Financial Officer
                                Chief Accounting Officer

/s/ John W. Rollins, Jr.        Director,                    December 2, 1997
John W. Rollins, Jr.            Chairman of the Board



/s/ John W. Rollins             Director                     December 2, 1997
John W. Rollins



/s/ Henry B. Tippie             Chairman of the Executive    December 2, 1997
Henry B. Tippie                 Committee and Director

                INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES

(1)   Consolidated

  Independent Auditors' Report on Financial Statements and
    Financial Statement Schedules

  Consolidated Statement of Earnings for the years ended
    September 30, 1997, 1996 and 1995

  Consolidated Balance Sheet at September 30, 1997 and 1996

  Consolidated Statement of Cash Flows for the years ended
    September 30, 1997, 1996 and 1995

  Notes to the Consolidated Financial Statements


(2)   Financial Statement Schedules

  Matlack Systems, Inc. (Parent)
    Schedule I - Condensed Financial Information

      Balance Sheet at September 30, 1997 and 1996

      Statement of Earnings for the years ended
        September 30, 1997, 1996 and 1995

      Statement of Cash Flows for the years ended
        September 30, 1997, 1996 and 1995

      Note to the Financial Statements

  Matlack Systems, Inc. and Subsidiaries Consolidated

    Schedule II -      Valuation and Qualifying Accounts for the years
                ended September 30, 1997, 1996 and 1995

    Any financial statement schedules otherwise required have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

Independent Auditors' Report


The Shareholders and Board of Directors
Matlack Systems, Inc.

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

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Matlack Systems, Inc. and subsidiaries as of September 30, 1997 and 1996, and the results of their operations and their cash flows for each of the years in the three-year period ended September 30, 1997, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.



                                                       KPMG Peat Marwick LLP



Philadelphia, Pennsylvania
October 28, 1997






CONSOLIDATED STATEMENT OF EARNINGS
                                          Year Ended September 30,
                            1997              1996              1995
Revenues                    $231,709,000      $224,866,000      $236,257,000

Expenses
  Operating                  193,784,000       189,653,000       193,131,000
  Special charge                 -               4,000,000             -
  Depreciation                13,106,000        11,917,000        10,079,000
  Selling and
    administrative            18,155,000        18,197,000        18,708,000
  Other income                  (218,000)         (101,000)         (110,000)
                             224,827,000       223,666,000       221,808,000

Operating earnings             6,882,000         1,200,000        14,449,000
Interest expense               3,184,000         2,903,000         3,238,000

Earnings (loss) before
  income taxes (benefit)       3,698,000        (1,703,000)       11,211,000
Income taxes (benefit)         1,812,000          (226,000)        4,610,000
Net earnings (loss)         $  1,886,000      $ (1,477,000)     $  6,601,000

Earnings (loss) per share   $        .21      $       (.17)     $        .74

Common shares and equivalents
  outstanding                  8,856,000         8,812,000         8,907,000



























           The Notes to the Consolidated Financial Statements are an integral part of these statements.

CONSOLIDATED BALANCE SHEET

                                                         September 30,
                                                 1997              1996
                                         ASSETS

Current assets
  Cash                                           $  2,524,000      $  3,019,000
  Accounts receivable, net of allowance
    for doubtful accounts:
    1997-$583,000; 1996-$414,000                   30,417,000        24,282,000
  Inventories                                       5,895,000         5,439,000
  Other current assets                              3,036,000         2,907,000
  Refundable income taxes                              -              1,114,000
  Deferred income taxes                             1,066,000         1,885,000
    Total current assets                           42,938,000        38,646,000

Property and equipment, net                        99,106,000        89,267,000
Other assets                                          218,000           214,000
  Total assets                                   $142,262,000      $128,127,000

                          LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
  Accounts payable                               $  8,320,000      $ 10,047,000
  Accrued liabilities                               9,583,000        10,174,000
  Income taxes payable                                590,000            -
  Current maturities of long-term debt              6,831,000         6,213,000
    Total current liabilities                      25,324,000        26,434,000

Long-term debt                                     42,778,000        29,878,000
Insurance reserves                                  3,176,000         1,716,000
Other liabilities                                   1,860,000         2,023,000
Deferred income taxes                              11,567,000        12,400,000

Commitments and contingencies
  (see Notes to the
  Consolidated Financial Statements)

Shareholders' equity:
  Common stock, $1.00 par value
    Outstanding: 1997-8,778,149 shares;
    1996-8,762,116 shares                           8,778,000         8,762,000
  Additional paid-in capital                       10,532,000        10,553,000
  Retained earnings                                38,247,000        36,361,000
    Total shareholders' equity                     57,557,000        55,676,000
    Total liabilities and shareholders'
    equity                                       $142,262,000      $128,127,000




           The Notes to the Consolidated Financial Statements are an integral part of these statements.

CONSOLIDATED STATEMENT OF CASH FLOWS

                                                    Year Ended September 30,
                                    1997          1996              1995

Cash flows from operating activities
  Net earnings (loss)               $ 1,886,000   $(1,477,000)      $ 6,601,000
  Adjustments to reconcile
    net earnings (loss) to
    net cash provided by
    operating activities:
      Special charge                     -          4,000,000            -
      Depreciation and
      amortization                   13,127,000    11,921,000        10,079,000
      Net gain on sale of
      equipment                        (217,000)     (102,000)         (110,000)
      Changes in assets and
      liabilities:
        Accounts receivable          (6,135,000)      406,000         2,697,000
        Inventories and other
        assets                         (589,000)      841,000           849,000
        Accounts payable and
        accrued liabilities          (2,318,000)   (2,317,000)       (6,970,000)
        Current and deferred
        income taxes                  1,690,000      (615,000)        2,174,000
        Other, net                    1,297,000    (1,424,000)         (750,000)
Net cash provided by
operating activities                  8,741,000    11,233,000        14,570,000

Cash flows from investing activities
  Purchase of property
  and equipment                     (24,024,000)   (7,895,000)      (28,474,000)
  Proceeds from the
  sale of equipment                   1,275,000       263,000         2,822,000
Net cash used in
investing activities                (22,749,000)   (7,632,000)      (25,652,000)

Cash flows from financing activities
  Proceeds of
  long-term debt                     64,599,000    37,960,000        41,002,000
  Repayment of
  long-term debt                    (51,081,000)  (41,008,000)      (32,319,000)
  Exercise of stock options              71,000        46,000           205,000
  Common stock acquired and
 retired                                (76,000)     (425,000)           -
Net cash provided by
(used in) financing
activities                           13,513,000    (3,427,000)        8,888,000

Net (decrease) increase
in cash                                (495,000)      174,000        (2,194,000)
Cash beginning of period              3,019,000     2,845,000         5,039,000
Cash end of period                  $ 2,524,000   $ 3,019,000       $ 2,845,000

Supplemental information
  Interest paid                     $ 3,242,000   $ 2,861,000       $ 3,233,000
  Income taxes paid                 $   122,000   $   389,000       $ 2,436,000













           The Notes to the Consolidated Financial Statements are an integral part of these statements.

                     NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Organization and Accounting Policies
  Organization - Matlack Systems, Inc., together with its subsidiaries, is a specialized logistics and transportation company that provides transportation of bulk commodities in tank trailers and tank containers to the nation's leading chemical and dry bulk shippers. In addition to specialized trucking, the Company provides intermodal transportation services, trailer leasing, dedicated contract carriage services, international bulk transportation, tank cleaning services and logistics management services to the chemical industry.

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

  Property and equipment - Property and equipment are recorded at cost. Depreciation is provided on a straight-line basis net of salvage or residual values. Gain or loss on the sale or retirement of property and equipment is included in other income in the Consolidated Statement of Earnings. Repairs and maintenance are expensed as incurred. Improvements that extend the original life of the assets are capitalized and depreciated over the remaining lives of the assets.

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

  Use of estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


  Fair values of financial instruments - The carrying amounts reported in the balance sheet for current assets and current liabilities approximate their fair value at September 30, 1997.

  Stock-based compensation - The Company adopted the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," on October 1, 1996. SFAS No. 123 defines a fair-value based method of accounting for stock-based compensation plans, however, it allows the continued use of the intrinsic value method under Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees." The Company has elected to continue to use the intrinsic value method.

  Impairment of long-lived assets - Periodically, the Company evaluates whether the remaining useful life of long-lived assets requires revision and assesses the recoverability of remaining unamortized balances. Should factors indicate that an asset should be evaluated for possible impairment, an estimate of the asset's cash flow is utilized in evaluating fair value. Should an impairment be determined, the impaired asset's value would be adjusted and a charge to operations would be recognized. To date, no impairment losses have been recognized.

Special Charge
  During the fourth quarter of 1996, the Company recorded a special charge of $4,000,000 ($2,432,000 after tax benefit or $.28 per share). The charge included costs associated with a reduction in the tractor fleet reflecting the weak business conditions of the bulk trucking industry, provision for closing certain terminals, the operation of which was no longer cost-effective, and related costs of $1,350,000. Also included in the charge was $1,900,000 related to reserves for medical, disability, workers' compensation and other insurance claims which continue to be evaluated and $750,000 for third party claims.

Property and Equipment
  The Company's property and equipment accounts are as follows:

                                                                   Useful
September 30,                 1997              1996               Lives
Land                          $ 13,865,000      $ 13,861,000
Transportation equipment       144,619,000       137,434,000      4 to 12 years
Transportation service
 facilities                     68,838,000        63,830,000      5 to 40 years
Less accumulated depreciation (128,216,000)     (125,858,000)
                              $ 99,106,000      $ 89,267,000

    The Company had commitments for the purchase of transportation equipment of $1,718,000 at September 30, 1997.


Long-Term Debt
  Long-term debt is as follows:
                                                     September 30,
                                                 1997              1996
Revolving credit agreement -
 $40,000,000 line                                $31,800,000       $17,700,000

Equipment financing obligations due
 banks and other financial institutions
 with equipment pledged as security at
 interest rates ranging from 6.5% to
 8.0%, payable in installments to 2005            16,455,000        16,170,000

Real estate mortgage obligations, at
 interest rates ranging from 6.0% to
 8.0%, with land and buildings with a
 carrying value of $5,061,000 pledged
 as collateral, payable in installments
 over various periods to 2001                      1,354,000         2,221,000

Less amounts due within one year                  (6,831,000)       (6,213,000)
                                                 $42,778,000       $29,878,000

    The revolving credit agreement is unsecured but, at the option of the banks, amounts outstanding under the agreement may be secured with unpledged equipment and accounts receivable. Interest rates on borrowings under the agreement averaged 7.7% at September 30, 1997.
The agreement requires the maintenance of certain financial ratios, restricts the payment of dividends and regulates payments to affiliated companies. The credit agreement expires on March 31, 1998 but may be renewed on a year-to-year basis thereafter upon agreement of the parties thereto. Termination of the agreement would result in the repayment of the outstanding loan balance over a period of 48 months in equal monthly installments. Otherwise, no repayments are required unless the financing value of the equipment and accounts receivable falls below the outstanding principal balance of the loan.

    The aggregate amounts of maturities for all indebtedness during the next five fiscal years are as follows: 1998-$6,831,000; 1999-
$5,998,000; 2000-$1,901,000; 2001-$1,056,000 and 2002-$1,011,000.

    Based upon borrowing rates available to the Company for long-term debt with similar terms and maturities, the carrying amounts approximate the fair value of such financial instruments.

Accrued Liabilities
    Accrued liabilities are as follows:
                                            September 30,
                                               1997              1996

Employee compensation                          $ 5,128,000       $ 3,722,000
Insurance reserves                               1,223,000         2,577,000
Taxes other than income                          1,450,000         1,394,000
Other                                            1,782,000         2,481,000
                                               $ 9,583,000       $10,174,000

Shareholders' Equity
    Changes in the components of shareholders' equity are as follows:
                                            $1 Par Value     Additional                                   Total
                                               Common        Paid-in       Retained    Shareholders'
                                                Stock         Capital       Earnings      Equity
Balance at September 30, 1994                    $8,757,000        $10,732,000       $31,237,000       $50,726,000
Net earnings                                                                           6,601,000         6,601,000
Exercise of stock options                            43,000            162,000                             205,000
Balance at September 30, 1995                     8,800,000         10,894,000        37,838,000        57,532,000
Net loss                                                                              (1,477,000)       (1,477,000)
Exercise of stock options                            17,000             29,000                              46,000
Common stock acquired and retired                   (55,000)          (370,000)                           (425,000)
Balance at September 30, 1996                     8,762,000         10,553,000        36,361,000        55,676,000
Net earnings                                                                           1,886,000         1,886,000
Exercise of stock options                            26,000             45,000                              71,000
Common stock acquired and retired                   (10,000)           (66,000)                            (76,000)
Balance at September 30, 1997                    $8,778,000        $10,532,000       $38,247,000       $57,557,000

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

        Under the terms of the revolving credit agreement, the Company's major subsidiary may not make equity distributions to the Company in an amount which exceeds $4,000,000 plus 25% of its aggregate net earnings after September 30, 1995.  Net assets of this subsidiary not restricted under the agreement totaled $4,000,000 at September 30, 1997.

Stock Option Plans
        Under the Company's stock option plans, options to purchase common stock of the Company may be granted to officers and key employees at not less than 100% of the fair market value at the date of grant.  Generally, options granted vest ratably over a six-year period and have a maximum life of eight years.

        The Company accounts for these plans under APB No. 25.  Accordingly, no compensation cost has been recognized.  Had compensation cost for these plans been determined consistent with SFAS
No. 123, the Company's pro forma net earnings for 1997 and pro forma net loss for 1996 would have been $1,612,000 ($.18 per share) and $1,577,000 ($.18 loss per share), respectively.  Because the
SFAS 123 method of accounting has not been applied to options granted prior to October 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

  As of September 30, stock option activity under the Company's plans is as follows:
                                       1997                         1996                          1995
                                       Weighted                     Weighted                      Weighted
                                       Average                      Average                       Average
                                       Exercise                     Exercise                      Exercise
                           Shares      Price          Shares        Price           Shares        Price
Outstanding at
  beginning of year        644,427     $8.19          491,018       $7.97           424,128       $7.11
Granted                    206,400      6.38          181,200        8.25           124,900        9.74
Exercised                  (26,033)     2.74          (17,066)       2.71           (43,724)       4.68
Expired or canceled        (19,200)     8.89          (10,725)       7.93           (14,286)       8.22
Outstanding at
  September 30             805,594     $7.10          644,427       $8.19           491,018       $7.97
Exercisable at
  September 30             309,271     $6.89          227,638       $7.49           136,265       $7.22

    The weighted average fair value of options granted during 1997 and 1996 was $2.54 and $3.73, respectively.  The fair value for these options was estimated at the date of grant using a Black-
Scholes option pricing model with the following weighted average assumptions for both 1997 and
1996:  risk-free interest rate of 6.0%; dividend yield of 0%; expected volatility of .29 and a weighted average expected life of the option of 4.9 years in 1997 and 7 years in 1996.


    The following table summarizes information regarding stock options outstanding and exercisable at September 30, 1997:

                        Options Outstanding       Options Exercisable
                              Weighted
                              Average      Weighted              Weighted
Range of                      Remaining    Average               Average
Exercise        Number      Contractual  Exercise  Number      Exercise
Prices          Outstanding Life         Price     Exercisable Price

$2.42-$3.00       51,015     1.1 yrs.     $2.80       45,516   $2.85
$6.38-$9.25      754,579     5.5 yrs.     $7.39      263,755   $7.59

    In June 1997, the Company modified the terms with regard to 363,979 outstanding options, with exercise prices ranging from $8.92 to $11.33, by amending the exercise price per share to $7.50, the then current market value.

  At September 30, 1997, a total of 186,879 shares of common stock were available for future grants.

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

  Total rent expense incurred under operating leases for the fiscal years ended September 30, 1997, 1996 and 1995 amounted to $12,917,000, $14,643,000 and $13,732,000, respectively.

  Minimum future payments are as follows:

Year Ending September 30,
1998                                                           $ 9,338,000
1999                                                             8,050,000
2000                                                             5,460,000
2001                                                             2,202,000
2002                                                               559,000
Later years                                                        178,000
Total minimum payments required                                $25,787,000

Income Taxes
    The tax provisions (benefit) for the three years ended September 30, 1997 are comprised as follows:

                                         Year Ended September 30,
                                       1997           1996          1995
  Current:      Federal                $1,078,000     $(223,000)    $2,270,000
                State                     472,000        77,000        556,000
  Deferred:     Federal                   328,000       (68,000)     1,469,000
                State                     (66,000)      (12,000)       315,000
Total income taxes
   (benefit)                           $1,812,000     $(226,000)    $4,610,000

    A reconciliation of the tax provisions (benefit) for the three years ended September 30, 1997 with amounts calculated by applying the statutory federal income tax rate for those years to earnings (loss) before income taxes (benefit) is as follows:

                                         Year Ended September 30,
                                   1997           1996          1995
Federal tax                        $1,294,000     $(596,000)    $3,924,000
State taxes, net of
  federal benefit                     264,000        43,000        567,000
Non-deductible business
  expenses                            286,000       294,000        298,000
Other                                 (32,000)       33,000       (179,000)
Total income taxes (benefit)       $1,812,000     $(226,000)    $4,610,000

    The tax effect of temporary differences which comprise the current and non-current deferred income tax amounts shown on the balance sheet are as follows:
                                                  September 30,
                                          1997                   1996
Depreciation                              $12,822,000            $12,808,000
Expenses deductible when paid              (1,973,000)            (2,334,000)
Other                                        (348,000)                41,000
Deferred income taxes, net                $10,501,000            $10,515,000

Pension Plans
    The Company maintains a noncontributory pension plan for eligible employees not covered by pension plans under collective bargaining agreements. Pension costs for this plan are funded in accordance with the provisions of the Internal Revenue Code. The Company also maintains a nonqualified, noncontributory defined benefit pension plan for certain employees to restore pension benefits reduced by federal income tax regulations. The cost associated with the plan is determined using the same actuarial methods and assumptions as those used for the Company's qualified pension plan.

    The components of net periodic pension cost are as follows:

                                         Year Ended September 30,
                                  1997             1996            1995
Service cost                      $  558,000       $  545,000      $  510,000
Interest cost                        698,000          686,000         591,000
Return on plan assets             (2,495,000)      (1,004,000)     (1,309,000)
Net amortization and deferral      1,584,000          280,000         772,000
Net periodic pension cost         $  345,000       $  507,000      $  564,000


   The following table sets forth the funded status and the amount recognized in the Company's balance sheet for the plans:

                                                     September 30,
                                                   1997            1996
Actuarial present value of accumulated
  benefit obligation:
    Vested                                         $ 8,216,000     $7,733,000
    Non-vested                                         436,000        271,000
                                                   $ 8,652,000     $8,004,000

Projected benefit obligation                       $10,150,000     $9,651,000
Plan assets at market value                         11,889,000      9,239,000
Projected benefit obligation
  (under) in excess of plan assets                  (1,739,000)       412,000
Unrecognized gain                                    3,219,000      1,141,000
Unrecognized prior service cost                        (94,000)      (104,000)
Unrecognized overfunding at adoption                    48,000         65,000
Accrued pension liability                          $ 1,434,000     $1,514,000

    The discount rate, the rate of assumed compensation increase and the expected long-term rate of return on assets for 1997, 1996 and 1995 were 8.0%, 5.0% and 9.0%, respectively.

    At September 30, 1997, the assets of the pension plans were invested 70% in equity securities and 18% in fixed income securities and the balance in other short-term interest bearing accounts.

    Effective October 1, 1994, the Company established a defined contribution 401(k) plan which permits participation by substantially all employees not represented under a collective bargaining agreement.

    The Company expensed payments to multi-employer pension plans required by collective bargaining agreements of $3,367,000 in 1997, $3,248,000 in 1996 and $3,082,000 in 1995. The actuarial present value of accumulated plan benefits and net assets available for benefits to employees under these plans are not available.

Transactions with Related Parties
    Certain directors and officers of the Company are also directors and officers of Rollins Truck Leasing Corp.

    The Company purchased materials, administrative services, insurance and rented office space from Rollins Truck Leasing Corp., its subsidiaries and affiliates. The aggregate cost of these materials, services and rents, which have been included in operating expenses or selling and administrative expenses, as appropriate, in the Consolidated Statement of Earnings, was $3,600,000 in 1997, $3,542,000 in 1996 and $3,286,000 in 1995.

    In connection with a note payable to Rollins Truck Leasing Corp. (which was repaid in March of 1995), the Company incurred interest expense that was paid to Rollins Truck Leasing Corp. of $272,000 in 1995.

    Certain directors of the Company are also directors of Laidlaw Environmental Services, Inc. (formerly Rollins Environmental Services, Inc.) which, prior to May 16, 1997, was a related party.

    The Company provided transportation services to Laidlaw
Environmental Services, Inc. and realized revenues therefrom of $5,203,000 for the period through May 15, 1997, $13,916,000 in 1996 and
$13,265,000 in 1995.

    An officer of the Company is the trustee of an employee benefits trust, which provides certain insurance and health care benefits to employees of the Company. Contributions to the trust, which were charged to operating or selling and administrative expenses, as appropriate, were $2,262,000 in 1997, $2,598,000 in 1996 and $2,567,000 in 1995.

    In the opinion of management of the Company, the foregoing transactions were effected at rates that approximate those the Company would have realized or incurred had such transactions been effected with independent third parties.

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




Quarterly Results (Unaudited)
                 December      March          June            September
        1997     31            31             30              30
Revenues         $54,557,000   $56,538,000    $60,918,000     $59,696,000
Gross profit     $ 4,750,000   $ 5,357,000    $ 6,694,000     $ 8,018,000
Earnings (loss)
 before income
 taxes (benefit) $  (333,000)  $   431,000    $ 1,454,000     $ 2,146,000
Net earnings
 (loss)          $  (272,000)  $   323,000    $   733,000     $ 1,102,000
Earnings (loss)
 per share       $      (.03)  $       .04    $       .08     $       .12
        1996
Revenues         $55,562,000   $57,666,000    $57,600,000     $54,038,000
Gross profit     $ 5,807,000   $ 6,527,000    $ 5,922,000     $ 1,040,000(1)
Earnings (loss)
 before income
 taxes (benefit) $   469,000   $ 1,164,000    $   622,000     $(3,958,000)(1)
Net earnings
 (loss)          $   274,000   $   629,000    $   270,000     $(2,650,000)(1)
Earnings (loss)
 per share       $       .03   $       .07    $       .03     $      (.30)(1)

(1) Includes special charge of $4,000,000 ($2,432,000 after-tax benefit or $.28 per share).

                      SCHEDULE I - Condensed Financial Information

                                  MATLACK SYSTEMS, INC.
                                      BALANCE SHEET
                                     ($000 Omitted)

                 Assets                                  September 30,
                                                      1997             1996
Current assets
  Cash                                                $   578         $   273
  Accounts receivable from subsidiaries                  -                  4
  Other current assets                                     44              97
  Refundable income taxes                                  98            -
    Total current assets                                  720             374

Investments in subsidiaries, at equity*                59,388          57,448
    Total assets                                      $60,108         $57,822

      Liabilities and Shareholders' Equity

Current liabilities
  Accounts payable                                    $    24         $    12
  Accrued liabilities                                     408             271
  Income taxes payable                                   -                247
    Total current liabilities                             432             530

Advance from subsidiary*                                1,896           1,364
Other liabilities                                          63              53
Deferred income taxes                                     160             199

Shareholders' equity
  Common stock $1 par value,
    24,000,000 shares authorized;
    issued and outstanding:
    1997: 8,778,149; 1996: 8,762,116                    8,778           8,762
  Additional paid-in capital                           10,532          10,553
  Retained earnings                                    38,247          36,361
    Total shareholders' equity                         57,557          55,676
    Total liabilities and
      shareholders' equity                            $60,108         $57,822

* Eliminated in consolidation.










The Note to the Financial Statements is an integral part of these statements.

                      SCHEDULE I - Condensed Financial Information
                                       (continued)

                                  MATLACK SYSTEMS, INC.
                                  STATEMENT OF EARNINGS
                                     ($000 Omitted)


                                               Year Ended September 30,
                                       1997           1996            1995

Revenues:
  Dividends from subsidiaries          $   504        $   720         $   250

Administrative expenses                     38            116             110

Earnings before income taxes
  (benefits)                               466            604             140

Income tax (benefits)                      (14)           (17)             84

Net earnings of
  Matlack Systems, Inc.                    480            621              56

Equity in undistributed
  net earnings (loss)
  of subsidiaries                        1,406         (2,098)          6,545

Net earnings (loss)                    $ 1,886        $(1,477)        $ 6,601























The Note to the Financial Statements is an integral part of these statements.

                      SCHEDULE I - Condensed Financial Information
                                       (continued)

                                  MATLACK SYSTEMS, INC.
                                 STATEMENT OF CASH FLOWS
                                     ($000 Omitted)

                                                  Year Ended September 30,
                                                1997        1996        1995

Cash flows from operating activities:
  Earnings prior to equity in
    subsidiaries' undistributed
    earnings (loss)                             $ 480       $ 621       $    56

  Adjustments to reconcile
    earnings to net cash provided
    by operating activities:
      Changes in assets and liabilities:
          Accounts receivable                       4          (4)          -
          Accounts payable and
             accrued liabilities                  149         139            47
          Current and deferred
             income taxes                        (384)        107           152
          Other, net                               62         102          (129)
    Net cash provided by
      operating activities                        311         965           126

  Cash flows from investing activities             -           -           -

  Cash flows from financing activities:
    Exercise of stock options                      71          46           205
    Common stock acquired and retired             (76)       (425)         -
    Capital contribution to subsidiary           (534)       (438)       (2,178)
    Advance from subsidiary                       533         107         1,257
    Net cash used in financing activities          (6)       (710)         (716)

    Net increase (decrease) in cash               305         255          (590)

    Cash beginning of period                      273          18           608

    Cash end of period                          $ 578       $ 273       $    18

Supplemental information:

    Income taxes paid                           $ 530       $ 119       $ 1,743





The Note to the Financial Statements is an integral part of these statements.

                      SCHEDULE I - Condensed Financial Information
                                       (continued)

                                  MATLACK SYSTEMS, INC.
                            Note to the Financial Statements


Accounting Policies

    The accounting policies of the Company and its subsidiaries are set forth in the Organization and Accounting Policies note in the consolidated financial statements of this 1997 Annual Report on Form 10-K.

    The Company's principal source of earnings is dividends paid by its subsidiaries. Certain loan agreements restrict payments to the Company by its subsidiaries. Net assets of subsidiaries not restricted under such loan agreements totaled $6,909,000 at September 30, 1997. The Company also realizes cash receipts by assessing subsidiaries for federal taxes on income and expends cash in payment of such taxes on a consolidated basis. Tax assessments are based on the amount of federal income taxes which would be payable (recoverable) by each subsidiary company based on its current year's earnings (loss) reduced by that subsidiary's applicable portion of any consolidated credits utilized currently in the consolidated federal income tax return.

                                          MATLACK SYSTEMS, INC. AND SUBSIDIARIES
                                     SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                                     ($000 OMITTED)


      COLUMN A               COLUMN B               COLUMN C                     COLUMN D          COLUMN E
                                                    Additions
                              Balance at      Charged to      Charged                              Balance at
                              Beginning       Costs and       to Other                             End of
      Description             of Period       Expenses        Accounts          Deductions         Period
Year Ended
September 30,
1997: Allowance for
      doubtful accounts          $414           $465            $126(1)           $422(2)            $583


1996: Allowance for
      doubtful accounts          $391           $355            $162(1)           $494(2)            $414


1995: Allowance for
      doubtful accounts          $390           $129            $146(1)           $274(2)            $391






(1)   Recoveries.
(2)   Bad debt write-offs.


                                  Matlack Systems, Inc.

                                  Exhibits to Form 10-K

                        For Fiscal Year Ended September 30, 1997


           Index to Exhibits

           Exhibit (3)(b)          By-Laws of Matlack Systems, Inc.
                                   as last amended on January 30,
                                   1997.

           Exhibit (10)(e)         Second Amendment dated February 7, 1997 to
                                   the Master Credit Agreement between Matlack
                                   (DE), Inc. et al, and Bank of America
                                   Illinois and First Union National Bank
                                   dated March 27, 1996.

           Exhibit (10)(f)         Third Amendment dated September 2, 1997 to
                                   the Master Credit Agreement between Matlack
                                   (DE), Inc. et al, and Bank of America
                                   National Trust and Savings Association
                                   successor by merger to Bank of America
                                   Illinois and First Union National Bank
                                   dated March 27, 1996.

           Exhibit (10)(g)         First Amendment dated February 7, 1997 to
                                   the Credit Agreement between Matlack (DE),
                                   Inc. et al, and Bank of America Illinois dated March 27, 1996.

           Exhibit (10)(h)         Second Amendment dated September 2, 1997 to
                                   the Credit Agreement between Matlack (DE),
                                   Inc. et al, and Bank of America National
                                   Trust and Savings Association successor by merger to Bank of America Illinois dated
                                   March 27, 1996.

           Exhibit (10)(i)         First Amendment dated August 29, 1997 to
                                   the Credit Agreement between Matlack (DE),
                                   Inc. et al, and First Union National Bank dated March 27, 1996.

           Exhibit (10)(j)         Second Amendment dated November 14, 1997 to
                                   the Credit Agreement between Matlack (DE),
                                   Inc. et al, and First Union National Bank dated March 27, 1996.

           Exhibit 21              Matlack Systems, Inc. Subsidiaries at
                                   September 30, 1997

           Exhibit 27 Matlack Systems, Inc. Financial Data Schedule at September 30, 1997

                                                                Exhibit 21


                                  Matlack Systems, Inc.
                           Subsidiaries at September 30, 1997



                                                            Jurisdiction of
           Name                                             Incorporation

           Matlack (DE), Inc.                               Delaware

           Bayonne Terminals, Inc.                          Pennsylvania

           Matlack International, Inc.                      Delaware