Form 10-Q
period 1997-12-31
MATLACK SYSTEMS INC
filed 1998-01-28
CIK 837339

Page 1 of 9

                              UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549


                                FORM 10-Q


(Mark One)

/ X /     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT    OF 1934

For the quarterly period ended           December 31, 1997

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


                                                     Yes   X     No _____

     The number of shares of the registrant's common stock outstanding as of December 31, 1997 was 8,787,162.

FORM 10-Q                                                     Page 2 of 9
                     PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter ended December 31, 1997 are not necessarily indicative of the results that may be expected for the year ended September 30, 1998. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 1997.

B.   Earnings Per Share
     Pursuant to the provisions of Statement of Financial Accounting Standards No. 128, "Earnings Per Share," the number of weighted average shares used in computing basic and diluted earnings per share (EPS) are as follows (in thousands):


                                      Three Months Ended
                                         December 31,
                                     1997           1996

     Basic EPS                       8,786          8,757
     Effect of option
      exercises (assumed)              115             41
     Diluted EPS                     8,901          8,798

     No adjustments to net income available to common stockholders were required during the periods presented.

FORM 10-Q                                                     Page 3 of 9

                          MATLACK SYSTEMS, INC.
                   CONSOLIDATED STATEMENT OF EARNINGS
               ($000 Omitted Except for Per Share Amounts)


                                                         Quarter Ended
                                                          December 31,
                                                         1997      1996

Revenues                                               $62,509   $54,557

Operating expenses                                      53,194    46,595
Depreciation                                             3,267     3,212
Selling and administrative expenses                      4,369     4,357
Other (income) expense                                    (393)      (14)
                                                        60,437    54,150

Operating earnings                                       2,072       407

Interest expense                                         1,039       740

Earnings (loss) before income taxes (benefit)            1,033      (333)
Income taxes (benefit)                                     434       (61)

Net earnings (loss)                                    $   599   $  (272)

Earnings (loss) per share
  Basic                                                $   .07   $  (.03)
  Diluted                                              $   .07   $  (.03)

Average common shares outstanding (000)
  Basic                                                  8,786     8,757
  Diluted                                                8,901     8,798

Dividends paid per share                                 None      None

FORM 10-Q                                                     Page 4 of 9

                          MATLACK SYSTEMS, INC.
                       CONSOLIDATED BALANCE SHEET
                             ($000 Omitted)


                                               December 31,  September 30,
               ASSETS                             1997          1997
Current assets
  Cash                                          $  2,868      $  2,524
  Accounts receivable, net of allowance for
    doubtful accounts: December-$489;
    September-$583                                31,252        30,417
  Inventories                                      6,048         5,895
  Other current assets                             4,663         3,036
  Deferred income taxes                              780         1,066
      Total current assets                        45,611        42,938

Property and equipment, at cost, net of
  accumulated depreciation of:
  December-$129,727; September-$128,216           97,573        99,106
Other assets                                         455           218
     Total assets                               $143,639      $142,262

     LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Accounts payable                              $  8,691      $  8,320
  Accrued liabilities                              7,053         9,583
  Income taxes payable                               905           590
  Current maturities of long-term debt             6,780         6,831
      Total current liabilities                   23,429        25,324

Long-term debt                                    46,815        42,778
Insurance reserves                                 2,308         3,176
Other liabilities                                  1,966         1,860
Deferred income taxes                             10,935        11,567

Commitments and contingent liabilities
  See Part II Legal Proceedings

Shareholders' equity:
  Preferred stock, $1 par value,
    1,000,000 shares authorized; issued and
    outstanding - None
  Common stock, $1 par value,
    24,000,000 shares authorized;
    issued and outstanding:
    December-8,787,162 and
    September-8,778,149                            8,787         8,778
  Capital in excess of par value                  10,553        10,532
  Retained earnings                               38,846        38,247
      Total shareholders' equity                  58,186        57,557
      Total liabilities and
        shareholders' equity                    $143,639      $142,262

FORM 10-Q                                                     Page 5 of 9

                          MATLACK SYSTEMS, INC.
                  CONSOLIDATED STATEMENT OF CASH FLOWS
                             ($000 Omitted)

                                                         Quarter Ended
                                                          December 31,
                                                        1997      1996

Cash flows from operating activities:
  Net earnings (loss)                                  $   599   $  (272)
  Adjustments to reconcile net earnings (loss)
    to net cash used in operating activities:
    Depreciation and amortization                        3,273     3,218
    Net gain on sale of property and equipment            (393)      (14)
    Changes in assets and liabilities:
       Accounts receivable                                (835)   (1,288)
       Inventories and other assets                     (2,017)   (2,323)
       Accounts payable and accrued liabilities         (2,159)   (2,086)
       Current and deferred income taxes                   (31)      485
       Other, net                                         (762)      194
Net cash used in by operating activities                (2,325)   (2,086)

Cash flows from investing activities:
  Purchase of property and equipment                    (2,731)   (6,178)
  Proceeds from sale of property and equipment           1,384       291
Net cash used in investing activities                   (1,347)   (5,887)

Cash flows from financing activities:
  Proceeds of long-term debt                            18,917    15,300
  Repayment of long-term debt                          (14,931)   (8,742)
  Exercise of stock options                                 30        20
  Common stock acquired and retired                       -          (76)
Net cash provided by financing activities                4,016     6,502

Net increase (decrease) in cash                            344    (1,471)
Cash beginning of period                                 2,524     3,019
Cash end of period                                     $ 2,868   $ 1,548

Supplemental information:
  Interest paid                                        $ 1,046   $   827
  Income taxes paid (recovered)                        $   465   $  (546)

FORM 10-Q                                                     Page 6 of 9

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations: Quarter Ended December 31, 1997 vs. Quarter Ended December 31, 1996

     Revenues for the quarter ended December 31, 1997 increased by $7,952,000 (14.6%) to $62,509,000 compared with $54,557,000 during the same quarter last year. Increased demand for transportation services in the chemical industry due to rail service interruptions, the impact of recent acquisitions and additional new business contributed to the higher revenues. The number of bulk trucking loads carried increased by 14.5% and average miles per load increased by 3.8%. The Company's non-bulk trucking revenues, which represented almost 17% of the Company's revenues, increased by 15.8%.

     Operating expenses increased by $6,599,000 (14.2%) and reflected the increase in revenues. Drivers' wages increased by $3,035,000 and other compensation costs increased by $582,000 during the quarter. Fuel expense increased by $464,000 reflecting the increase in miles driven, partially offset by the effect of lower fuel prices. Equipment maintenance expense increased by $769,000 and reflected the higher level of business and costs associated with bringing certain recently acquired equipment up to Company specifications. Terminal expenses increased by $758,000 and all other operating expenses increased by $961,000 reflecting the higher level of business and costs associated with integrating recently acquired facilities and equipment.

     Depreciation expense increased by $55,000 (1.7%) reflecting the Company's continued investment in operating equipment. In large part, the increase in depreciation has slowed as certain of the Company's assets have become fully depreciated.

     During the quarter, the Company realized proceeds from the sale of property and equipment of $1,384,000, which resulted in a gain of $393,000. A large portion of the proceeds and substantially all of the gain resulted from the sale of the Company's Portland, Oregon terminal in late December for approximately $1,200,000.

     Selling and administrative expenses remained essentially unchanged between the first quarter of fiscal year 1998 and the same quarter last year. The stabilization of these expenses resulted from continued cost containment efforts and the elimination, during fiscal 1997, of a region-alized management structure related to the Company's operations. As a percentage of revenues, these expenses were 7.0% in 1997 and 8.0% in 1996.

     Interest expense increased $299,000 (40.4%) reflecting higher interest rates and the Company's higher level of indebtedness, a large portion of which was incurred during the fourth quarter of fiscal 1997.

     The effective income tax rate was 42.0% for the first quarter of fiscal year 1998. For the first quarter of fiscal year 1997, the effective rate of income tax benefit was 18.3%. The low effective rate of benefit was caused by the impact that non-deductible expenses had upon the tax computations.

FORM 10-Q                                                     Page 7 of 9

     Net earnings for the quarter were $599,000 or $.07 per diluted share compared with a net loss last year of $272,000 or $.03 per diluted share. The increase in net earnings reflects the higher level of revenues. Revenues and operating expenses in the first quarter related to the business formerly operated by Arrow Transportation Company of Portland, Oregon were approximately $3,000,000. Earnings were negatively impacted by transition and integration costs associated with Arrow, which included driver hiring and training and certain equipment repositioning. The integration of Arrow substantially was completed by the end of the first quarter.

Liquidity and Capital Resources

     During the first quarter of fiscal 1998, the Company financed its cash outflow from operating activities and capital expenditures with increased borrowings under its revolving credit agreement and equipment term loans. At December 31, 1997, a total of $1,200,000 was available to the Company under its revolving credit facility.

     In recent years, the Company incurred a net cash outflow from operating activities during the first fiscal quarter, when payments for annual insurance premiums and the prior fiscal year's incentive compensation liability are made. Normally, subsequent quarters provide a cash inflow from operating activities, which the Company expects for the remainder of fiscal 1998.

     Otherwise, there were no material changes in the Company's financial condition and its liquidity and capital resources since September 30, 1996. For further details, see pages 5 through 7 of the Company's 1997 Annual Report to Shareholders on Form 10-K for the year ended September 30, 1997.

Forward-Looking Statements

     The Company may make forward-looking statements relating to anticipated financial performance, business prospects, acquisitions or divestitures, new products, market forces, commitments and other matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company notes that a variety of factors could cause the Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements. Forward-looking statements typically contain words such as "anticipates", "believes", "estimates", "expects", "forecasts", "predicts", or "projects", or variations of these words, suggesting that future outcomes are uncertain.

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

FORM 10-Q                                                     Page 8 of 9

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

FORM 10-Q                                                     Page 9 of 9


                               SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


DATE:    January 28, 1998                MATLACK SYSTEMS, INC.
                                               (Registrant)


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