Form 10-Q
period 1998-03-31
MATLACK SYSTEMS INC
filed 1998-04-30
CIK 837339

Page 1 of 8

                              UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                                FORM 10-Q


(Mark One)

/ X / QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      March 31, 1998

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

                                                  Yes   X     No _____


     The number of shares of the registrant's common stock outstanding as of March 31, 1998 was 8,787,362.






FORM 10-Q                                                     Page 2 of 8
                     PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

A.   Basis of Presentation
     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter and six months ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ended September 30, 1998. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 1997.

B.   Earnings Per Share
     Pursuant to the provisions of Statement of Financial Accounting Standards No. 128, "Earnings Per Share," the number of weighted average shares used in computing basic and diluted earnings per share (EPS) are as follows (in thousands):

                              Three Months Ended     Six Months Ended
                                   March 31,             March 31,
                                1998      1997        1998      1997

Basic EPS                       8,787     8,759       8,786     8,758
Effect of assumed option
 exercises                        151        43         130        43
Diluted EPS                     8,938     8,802       8,916     8,801


     No adjustments to net income available to common stockholders were required during the periods presented.

FORM 10-Q                                                     Page 3 of 8

Item 1.  Financial Statements

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter and six months ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ending September 30, 1998. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 1997.

                          MATLACK SYSTEMS, INC.
                   CONSOLIDATED STATEMENT OF EARNINGS
               ($000 Omitted Except for Per Share Amounts)


                                  Quarter          Six Months Ended
                                  March 31,             March 31,
                               1998     1997         1998      1997

Revenues                      $61,201  $56,538     $123,710  $111,095

Operating expenses             52,413   47,895      105,607    94,490
Depreciation                    3,085    3,286        6,352     6,498
Selling and administrative
  expenses                      4,564    4,142        8,933     8,499
Other (income)                   (505)     (30)        (898)      (44)
                               59,557   55,293      119,994   109,443

Operating earnings              1,644    1,245        3,716     1,652

Interest expense                1,049      814        2,088     1,554

Earnings before income taxes      595      431        1,628        98

Income taxes                      250      108          684        47

Net earnings                  $   345  $   323     $    944  $     51

Earnings per share
          - Basic             $   .04  $   .04     $    .11  $    .01

          - Diluted           $   .04  $   .04     $    .11  $    .01

Average common shares
  outstanding (000)
          - Basic               8,787    8,759        8,786     8,758
          - Diluted             8,938    8,802        8,916     8,801

Dividends paid per share        None     None         None      None

FORM 10-Q                                                     Page 4 of 8

                          MATLACK SYSTEMS, INC.
                       CONSOLIDATED BALANCE SHEET
                             ($000 Omitted)

                                                March 31,   September 30,
               ASSETS                             1998          1997
Current assets
  Cash                                          $  2,333      $  2,524
  Accounts receivable, net of allowance for
    doubtful accounts: March-$465;
    September-$583                                31,140        30,417
  Inventories                                      5,933         5,895
  Other current assets                             3,737         3,036
  Deferred income taxes                              773         1,066
      Total current assets                        43,916        42,938

Property and equipment, at cost, net of
  accumulated depreciation of:
  March-$126,429; September-$128,216              96,324        99,106
Other assets                                         447           218
     Total assets                               $140,687      $142,262

     LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Accounts payable                              $  7,809      $  8,320
  Accrued liabilities                              7,528         9,583
  Income taxes payable                               793           590
  Current maturities of long-term debt             6,795         6,831
      Total current liabilities                   22,925        25,324

Long-term debt                                    43,366        42,778
Insurance reserves                                 2,761         3,176
Other liabilities                                  1,867         1,860
Deferred income taxes                             11,234        11,567

Commitments and contingent liabilities
  See Part II Legal Proceedings

Shareholders' equity:
  Preferred stock, $1 par value,
    1,000,000 shares authorized; issued and
    outstanding - None
  Common stock, $1 par value,
    24,000,000 shares authorized;
    issued and outstanding:
    March-8,787,362 and September-8,778,149        8,787         8,778
  Capital in excess of par value                  10,555        10,532
  Retained earnings                               39,192        38,247
      Total shareholders' equity                  58,534        57,557
      Total liabilities and
        shareholders' equity                    $140,687      $142,262

FORM 10-Q                                                     Page 5 of 8

                          MATLACK SYSTEMS, INC.
                  CONSOLIDATED STATEMENT OF CASH FLOWS
                             ($000 Omitted)

                                                       Six Months Ended
                                                            March 31,
                                                        1998      1997

Cash flows from operating activities:
  Net earnings                                         $   944   $    51
  Adjustments to reconcile net earnings to net
    cash provided by operating activities:
    Depreciation and amortization                        6,352     6,509
    Net gain on sale of property and equipment            (898)      (44)
    Changes in assets and liabilities:
       Accounts receivable                                (723)   (2,626)
       Inventories and other assets                       (968)   (1,346)
       Accounts payable and accrued liabilities         (2,566)   (2,244)
       Current and deferred income taxes                   163       458
       Other, net                                         (408)    1,744
Net cash provided by operating activities                1,896     2,502

Cash flows from investing activities:
  Purchase of property and equipment                    (5,771)   (9,310)
  Proceeds from sale of equipment                        3,099       772
Net cash used in investing activities                   (2,672)   (8,538)

Cash flows from financing activities:
  Proceeds of long-term debt                            32,081    27,400
  Repayment of long-term debt                          (31,529)  (21,696)
  Exercise of stock options                                 33        20
  Common stock acquired and retired                        -         (76)
Net cash provided by financing activities                  585     5,648

Net decrease in cash                                      (191)     (388)
Cash beginning of period                                 2,524     3,019
Cash end of period                                     $ 2,333   $ 2,631

Supplemental information:
  Interest paid                                        $ 1,722   $ 1,417
  Income taxes paid (recovered)                        $   521   $  (411)

FORM 10-Q                                                     Page 6 of 8

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations: Six Months Ended March 31, 1998 vs. Six Months Ended March 31, 1997
  Revenues for the first six months ended March 31, 1998 increased by $12,615,000 (11.4%) from $111,095,000 to $123,710,000. The number of loads carried increased 8.9% while the average miles per load increased 2.3%. Revenues from the Company's non-bulk trucking subsidiaries increased by 17.6% and represented almost 15% of revenues for the period.

  Operating expenses increased by $11,117,000 (11.8%) reflecting the increase in loads carried. When compared with the first six months of fiscal 1997, driver compensation costs increased by $3,641,000, expenses associated with tank cleaning operations increased by $1,447,000, maintenance expenses increased by $597,000 and communications expenses increased by $496,000, all reflecting the higher level of business of the current fiscal year. Operating expenses as a percentage of revenues increased to 85.4% in 1998 from 85.1% in 1997.

  Depreciation expense decreased by $146,000 (2.2%) as a larger portion of the Company's assets have become fully depreciated.

  Selling and administrative expenses increased by $434,000 (5.1%) mainly due to the higher level of business. The Company continued its efforts to control costs. Selling and administrative expenses were 7.2% of revenues in 1998 and 7.7% in 1997.

  Interest expense for the six months ended March 31, 1998 increased by $534,000 (34.4%) reflecting the Company's higher level of indebtedness when compared with the same period last year.

  The effective income tax rates for the six months ended March 31, 1998 and 1997 were 42.0% and 48.0%, respectively. Non-deductible expenses and lower earnings caused the increased effective tax rate for fiscal 1997.

  Net earnings increased to $944,000 or $.11 per diluted share from $51,000 or $.01 per diluted share in the prior year. The increase in earnings resulted principally from the higher level of business realized during the current fiscal year.

Results of Operations: Quarter Ended March 31, 1998 vs. Quarter Ended March 31, 1997
  Revenues for the quarter ended March 31, 1998 were $61,201,000 compared with $56,538,000 reported in the second quarter last year. The increase of $4,663,000 (8.2%) was primarily attributable to higher demand for transportation services in the chemical industry and the impact of recent acquisitions. The number of loads carried increased by 5.2%. Non-bulk trucking revenues continued to increase and were more than 15% of total revenues for the quarter ended March 31, 1998.

  Operating expenses increased by $4,518,000 (9.4%) reflecting the increase in loads carried and the related increase in tank cleaning services. Drivers' compensation increased by $1,070,000, insurance expense increased by $1,072,000, tank cleaning expenses increased by $517,000 and communications expenses increased by $292,000 when compared with the second quarter of fiscal 1997. In general, the increased operating expenses
FORM 10-Q                                                     Page 7 of 8

reflected the continued higher level of business. Despite the increased business, fuel costs decreased by $296,000 reflecting lower fuel prices. Operating expenses as a percent of revenues increased to 85.6% in 1998 from 84.7% in 1997.

  Depreciation expense decreased by $201,000 (6.1%) as a larger portion of the Company's assets have become fully depreciated.

  Selling and administrative expenses increased by $422,000 (10.2%) mainly due to the higher level of business. Administrative expenses were higher than normal during the second quarter as due diligence expenses associated with the possible merger with Apollo Management, L.P. were incurred. Selling and administrative expenses were 7.5% of revenues in 1998 and 7.3% in 1997.

  Interest expense increased by $235,000 (28.9%) and reflected a higher level of borrowings when compared with last year. Higher cash flow from operations enabled the Company to reduce indebtedness by $3,434,000 between December 31, 1997 and March 31, 1998.

  The effective income tax rates for the quarters ended March 31, 1998 and 1997 were 42.0% and 25.1%, respectively. The low level of income tax benefit recorded in the first fiscal quarter of 1997 reduced the effective tax rate for the second fiscal quarter of 1997.

  Net earnings increased to $345,000 or $.04 per diluted share from $323,000 or $.04 per diluted share in the prior year.

Liquidity and Capital Resources
  During the first six months of fiscal 1998, the Company financed its net capital additions of $2,672,000 primarily from cash provided by operating activities of $1,896,000 and available cash. At March 31, 1998, a total of $4,200,000 was available to the Company under its revolving credit facility. Cash flow from operations is expected to be in excess of capital expenditures during the second half of the fiscal year.

  Otherwise, there have been no material changes in the Company's financial condition and its liquidity and capital resources since September 30, 1997. For further details, see the Company's 1997 Annual Report to Shareholders on Form 10-K for the year ended September 30, 1997.

                       PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

  There are no material legal proceedings to which the Company or any of its subsidiaries is a party. Certain subsidiaries of the Company are involved in ordinary routine litigation incidental to the operation of its business.

Item 2.  Changes in Securities
  None.

Item 3.  Defaults Upon Senior Securities
  None.

FORM 10-Q                                                     Page 8 of 8

Item 4.  Submission of Matters to a Vote of Security Holders
  The Company's Annual Meeting of Shareholders was held on January 29, 1998. With regard to Proposal No. 1 of the NOTICE OF ANNUAL MEETING OF SHAREHOLDERS TO BE HELD ON JANUARY 29, 1998 to elect two Class III Directors to the Board of Directors, John W. Rollins and Henry B. Tippie were elected. At the meeting, 7,559,839 and 7,560,401 affirmative votes were cast for John W. Rollins and Henry B. Tippie, respectively. There were no votes case against either nominee and 22,087 and 21,525 votes were withheld from John W. Rollins and Henry B. Tippie, respectively.

Item 5.  Other Information
  None.

Item 6.  Exhibits and Reports on Form 8-K
  (a)  Exhibits
         Exhibit 4 - Amendment to Rights Agreement
         Exhibit 27 - Financial Data Schedule

  (b)  Reports on Form 8-K
       On March 11, 1998, the Company filed a report on Form 8-K which reported the details of a Letter of Intent entered into by the Company and other related information. No financial statements were filed with the Form 8-K, however, the following exhibits accompanied the filing:

         99.A Letter of Intent, dated February 25, 1998, by and between
              Matlack Systems, Inc. and Apollo Management, L.P.
         99.B Press release dated February 25, 1998
         99.C Option Agreement, dated February 25, 1998, by and among
              Rollins Properties, Inc., Apollo Management, L.P. and Palestra Acquisition Corp.
         99.D Support Agreement #1, dated February 25, 1998, by and among
              John W. Rollins, Sr., John W. Rollins, Jr. and Henry B. Tippie, Apollo Management L.P. and Palestra Acquisition Corp.

                               SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


DATE:    April 30, 1997                MATLACK SYSTEMS, INC.
                                             (Registrant)


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