Form 10-Q
period 1998-06-30
MATLACK SYSTEMS INC
filed 1998-08-06
CIK 837339

Page 1 of 9

                              UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                                FORM 10-Q


(Mark One)

/ X / QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended        June 30, 1998

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

                                                  Yes   X     No _____


     The number of shares of the registrant's common stock outstanding as of June 30, 1998 was 8,787,362.

FORM 10-Q                                                     Page 2 of 9


                     PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

A.   Basis of Presentation
     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter and nine months ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ended September 30, 1998. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 1997.

B.   Earnings Per Share
     Pursuant to the provisions of Statement of Financial Accounting Standards No. 128, "Earnings Per Share," the number of weighted average shares used in computing basic and diluted earnings per share (EPS) are as follows (in thousands):

                              Three Months Ended     Nine Months Ended
                                    June 30,              June 30,
                                1998      1997        1998      1997

Basic EPS                       8,787     8,759       8,787     8,758
Effect of assumed option
 exercises                        131        58         131        49
Diluted EPS                     8,918     8,817       8,918     8,807


     No adjustments to net earnings available to common shareholders were required during the periods presented.

FORM 10-Q                                                     Page 3 of 9

                          MATLACK SYSTEMS, INC.
                   CONSOLIDATED STATEMENT OF EARNINGS
               ($000 Omitted Except for Per Share Amounts)


                                Quarter Ended       Nine Months Ended
                                  June 30,               June 30,
                                1998     1997        1998      1997

Revenues                      $60,002  $60,918     $183,712  $172,013

Operating expenses             49,406   50,907      155,013   145,397
Depreciation                    2,883    3,317        9,235     9,815
Selling and administrative
  expenses                      5,276    4,515       14,209    13,014
Other income                     (162)     (55)      (1,060)      (99)
                               57,403   58,684      177,397   168,127

Operating earnings              2,599    2,234        6,315     3,886

Interest expense                  989      780        3,077     2,334

Earnings before income taxes    1,610    1,454        3,238     1,552

Income taxes                      805      721        1,489       768

Net earnings                  $   805  $   733     $  1,749  $    784

Earnings per share
          - Basic             $   .09  $   .08     $    .20  $    .09

          - Diluted           $   .09  $   .08     $    .20  $    .09

Average common shares
  outstanding (000)
          - Basic               8,787    8,759        8,787     8,758
          - Diluted             8,918    8,817        8,918     8,807

Dividends paid per share        None     None         None      None

FORM 10-Q                                                     Page 4 of 9

                          MATLACK SYSTEMS, INC.
                       CONSOLIDATED BALANCE SHEET
                             ($000 Omitted)

                                                 June 30,   September 30,
               ASSETS                             1998          1997
Current assets
  Cash                                          $  4,422      $  2,524
  Accounts receivable, net of allowance for
    doubtful accounts: June-$467;
    September-$583                                30,182        30,417
  Inventories                                      6,070         5,895
  Other current assets                             2,891         3,036
  Deferred income taxes                              783         1,066
      Total current assets                        44,348        42,938

Property and equipment, at cost, net of
  accumulated depreciation of:
  June-$128,286; September-$128,216               93,578        99,106
Other assets                                         455           218
     Total assets                               $138,381      $142,262

     LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Accounts payable                              $  7,655      $  8,320
  Accrued liabilities                              7,110         9,583
  Income taxes payable                               994           590
  Current maturities of long-term debt             6,684         6,831
      Total current liabilities                   22,443        25,324

Long-term debt                                    40,714        42,778
Insurance reserves                                 2,669         3,176
Other liabilities                                  1,751         1,860
Deferred income taxes                             11,466        11,567

Commitments and contingent liabilities
  See Part II Legal Proceedings

Shareholders' equity:
  Preferred stock, $1 par value,
    1,000,000 shares authorized; issued and
    outstanding - None
  Common stock, $1 par value,
    24,000,000 shares authorized;
    issued and outstanding:
    June-8,787,362 and September-8,778,149         8,787         8,778
  Capital in excess of par value                  10,555        10,532
  Retained earnings                               39,996        38,247
      Total shareholders' equity                  59,338        57,557
      Total liabilities and
        shareholders' equity                    $138,381      $142,262

FORM 10-Q                                                     Page 5 of 9

                          MATLACK SYSTEMS, INC.
                  CONSOLIDATED STATEMENT OF CASH FLOWS
                             ($000 Omitted)

                                                       Nine Months Ended
                                                            June 30,
                                                        1998      1997

Cash flows from operating activities:
  Net earnings                                         $ 1,749   $   784
  Adjustments to reconcile net earnings to net
    cash provided by operating activities:
    Depreciation and amortization                        9,252     9,832
    Net gain on sale of property and equipment          (1,060)      (99)
    Changes in assets and liabilities:
       Accounts receivable                                 235    (4,303)
       Inventories and other assets                       (268)     (508)
       Accounts payable and accrued liabilities         (3,138)   (3,291)
       Current and deferred income taxes                   585       920
       Other, net                                         (615)    1,347
Net cash provided by operating activities                6,740     4,682

Cash flows from investing activities:
  Purchase of property and equipment                    (6,622)  (11,258)
  Proceeds from sale of property and equipment           3,958       996
Net cash used in investing activities                   (2,664)  (10,262)

Cash flows from financing activities:
  Proceeds of long-term debt                            42,581    38,200
  Repayment of long-term debt                          (44,792)  (33,158)
  Exercise of stock options                                 33        30
  Common stock acquired and retired                       -          (76)
Net cash (used in) provided by financing activities     (2,178)    4,996

Net increase (decrease) in cash                          1,898      (584)
Cash beginning of period                                 2,524     3,019
Cash end of period                                     $ 4,422   $ 2,435

Supplemental information:
  Interest paid                                        $ 2,725   $ 2,373
  Income taxes (recovered) paid                        $   905   $  (152)

FORM 10-Q                                                     Page 6 of 9

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations: Nine Months Ended June 30, 1998 vs. Nine Months Ended June 30, 1997

  Revenues for the nine months ended June 30, 1998 increased by $11,699,000 (6.8%) to $183,712,000 from $172,013,000. The number of loads carried increased 4.2% while average revenue per load increased 1.3%. Revenues from the Company's non-bulk trucking subsidiaries increased by 17.7% and represented more than 15% of revenues in fiscal 1998.

  Operating expenses increased by $9,616,000 (6.6%) reflecting the increase in the level of business. When compared with the first nine months of fiscal 1997, driver compensation costs increased by $2,499,000, expenses associated with tank cleaning operations increased by $1,943,000, maintenance expenses increased by $568,000 and communications expenses increased by $468,000, all reflecting the higher level of business of the current fiscal year. Operating expenses as a percentage of revenues decreased to 84.4% in 1998 from 84.5% in 1997.

  Depreciation expense decreased by $580,000 (5.9%) as a larger portion of the Company's assets have become fully depreciated.

  Selling and administrative expenses increased by $1,195,000 (9.2%) mainly due to the higher level of business and an increase in legal and professional fees. The Company continued its efforts to control costs. Selling and administrative expenses were 7.7% of revenues in 1998 and 7.6% in 1997.

  Interest expense for the nine months ended June 30, 1998 increased by $743,000 (31.8%) due to the higher level of borrowing during the current fiscal year combined with slightly higher interest rates incurred by the Company.

  The effective income tax rates for the nine months ended June 30, 1998 and 1997 were 46.0% and 49.5%, respectively. Non-deductible expenses and lower earnings caused the increase in the effective tax rate for fiscal 1997.

  Net earnings increased to $1,749,000 or $.20 per diluted share from $784,000 or $.09 per diluted share in the prior year. The increase in earnings resulted principally from the higher level of business realized during the current fiscal year.

Results of Operations:  Quarter Ended June 30, 1998 vs. Quarter Ended June
30, 1997

  Revenues for the quarter ended June 30, 1998 were $60,002,000 compared with $60,918,000 reported in the third quarter last year. The decrease of $916,000 (1.5%) resulted from a decrease in bulk trucking revenues of approximately 4.7% and an increase in non-bulk trucking revenues of approximately 18.7%. The increase in the Company's non-bulk trucking revenues was not sufficient to offset the revenue decline from the domestic bulk trucking business.


FORM 10-Q                                                     Page 7 of 9

  Operating expenses decreased by $1,501,000 (2.9%) principally reflecting the decline in bulk trucking revenues. Operating expenses as a percent of revenues decreased to 82.3% in 1998 from 83.6% in 1997.

  Depreciation expense decreased by $434,000 (13.1%) as a larger portion of the Company's assets have become fully depreciated.

  Selling and administrative expenses increased by $761,000 (16.9%) as a result of costs associated with the integration of acquisitions made within the past year, higher expenses related to the growth of the Company's non-bulk trucking business and the roll-out of the Company's new management services system. As a percentage of revenues, selling and administrative expenses were 8.8% and 7.4% in 1998 and 1997, respectively.

  Interest expense increased $209,000 (26.8%) primarily caused by a higher level of borrowings during the current fiscal year compared with last year. The Company reduced indebtedness by $2,763,000 between March 31, 1998 and June 30, 1998.

  The effective income tax rates for the quarters ended June 30, 1998 and 1997 were 50.0% and 49.6%, respectively.

  Net earnings increased to $805,000 or $.09 per diluted share from $733,000 or $.08 per diluted share in the prior year. The increase in earnings resulted principally from the higher level of non-bulk trucking business from which higher margins were realized.

Liquidity and Capital Resources

  During the first nine months of fiscal 1998, the Company financed its capital additions of $6,622,000 with cash provided by operating activities, which amounted to $6,740,000, and proceeds from the sale of property and equipment of $3,958,000. At June 30, 1998, a total of $4,600,000 was available to the Company under its revolving credit facility.

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



FORM 10-Q                                                     Page 8 of 9

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


                       PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

  Except as described below, there are no material legal proceedings to which the Company or any of its subsidiaries is a party. Certain subsidiaries of the Company are involved in ordinary routine litigation incidental to the operation of its business.

  Matlack, Inc. ("Matlack") contributed to a multi-employer pension plan under the Employee Retirement Income Security Act of 1974, as amended ("ERISA"), known as the Central States, Southeast and Southwest Areas
Pension Fund (the "Pension Fund"), for certain of its union employees. In April 1991, Matlack closed five terminals in Texas and Louisiana that were contributing to the Pension Fund but continued to make contributions to the Pension Fund at various other terminals. More than six years later, on December 28, 1997, the Pension Fund made a demand on Matlack for $3,700,593, alleging that it was liable under ERISA for a partial withdrawal from the Pension Fund. On June 9, 1998, Matlack initiated arbitration due to the Pension Fund's failure to respond to Matlack's request for review which was filed March 30, 1998. The Pension Fund has since brought an action in the United States District Court for the Northern District of Illinois, Eastern Division, seeking to collect interim payments prior to the decision of the arbitrator. The Company denies that it incurred any withdrawal liability due to its terminal closures in 1991, believes that the Pension Fund's claims are frivolous and without merit, both substantively and procedurally, and intends to vigorously defend itself.

Item 2.  Changes in Securities

  None.

Item 3.  Defaults Upon Senior Securities

  None.



FORM 10-Q                                                     Page 9 of 9

Item 4.  Submission of Matters to a Vote of Security Holders

  None.

Item 5.  Other Information

  None.

Item 6.  Exhibits and Reports on Form 8-K

  None.


                               SIGNATURES


  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


DATE:   August 4, 1997                 MATLACK SYSTEMS, INC.
                                    (Registrant)


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