Form 10-K
period 1998-09-30
MATLACK SYSTEMS INC
filed 1999-01-08
CIK 837339

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1998 OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 [NO FEE REQUIRED]

FOR THE TRANSITION PERIOD FROM __________________ TO __________________ .

                         COMMISSION FILE NUMBER 1-10105


                              MATLACK SYSTEMS, INC.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


        DELAWARE                                          51-0310173
------------------------                    ------------------------------------
(State of incorporation)                    (I.R.S. Employer Identification No.)


    ONE ROLLINS PLAZA, WILMINGTON, DELAWARE                 19803
    ----------------------------------------              ----------
    (Address of principal executive offices)              (Zip Code)


        REGISTRANT'S TELEPHONE NUMBER INCLUDING AREA CODE: (302) 426-2700
                                                           --------------

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:


         Title of Class                    Name of exchange on which registered
  ---------------------------              ------------------------------------
  Common Stock, $1, Par Value                     New York Stock Exchange

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                                      NONE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No _.
                                      ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

     The aggregate market value of the voting stock held by non-affiliates of the registrant was $56,396,000 as of November 30, 1998.

     The number of shares of registrant's common stock outstanding as of November 30, 1998 was 8,814,434.

     The following documents are incorporated by reference:

                Document                    Part of this form into which incorporated
-----------------------------------------   -----------------------------------------
   Proxy Statement in connection with
Annual Meeting of Shareholders to be held
            January 28, 1999                                  III

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1.  BUSINESS.

GENERAL

     The Registrant, Matlack Systems, Inc., together with its subsidiaries (herein collectively referred to as the "Company" unless the context indicates otherwise) is a specialized logistics and transportation company that provides transportation of bulk commodities in tank trailers and tank containers to the nation's leading chemical and dry bulk shippers. Concomitantly, the Company provides intermodal transportation services, trailer leasing, international bulk transportation, tank cleaning services, intermediate bulk and ISO container cleaning services, logistics management services and dedicated contract carriage services to the chemical industry. The Company operates, through its subsidiaries, approximately 1,100 tractors and 3,200 trailers out of approximately 70 facilities located in 30 states and four Canadian provinces. During fiscal 1998, the Company passed its ninth quality audit by American Bureau of Shipping Quality Evaluations, Inc. with all locations and logistics services being ISO 9002 certified. There have been no significant changes in the business operations of the Company since September 30, 1997.

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

     During fiscal years 1994 and 1995, the Company replaced a significant portion of its tractor fleet by acquiring, either through lease or purchase, 900 Mack 1995 conventional and sleeper tractors. All of these tractors were equipped with anti-lock brakes and "electronic engines" which enabled the feeding of real-time operating information via satellite communications. This fleet replacement program lowered fuel, maintenance and insurance expenses while providing the Company with additional service capability and flexibility. During fiscal 1996, the Company reduced its tractor fleet as a result of the weak business conditions in the bulk trucking industry. The Company added 133 tractors to its fleet in fiscal 1997 and an additional 15 tractors were added in fiscal 1998. The average age of the Company's power fleet is approximately four years.

     The number of trailers available for use in the Company's operations at the end of fiscal years 1998, 1997 and 1996 were 3,200, 2,800 and 2,600, respectively. At the end of fiscal 1998, the age of trailers used in the Company's operations averaged 11.5 years and had a useful life expectancy of 20 years.

     The age profile of the Company's tractor and trailer fleet as of September 30, 1998 is as follows:

                    TRACTORS
-------------------------------------------------
MODEL                                     NUMBER
YEARS                                    OF UNITS
-----                                    --------
1998...................................      15
1997...................................       1
1996...................................      11
1995...................................     880
1994...................................      61
1993...................................     116
Prior..................................       8
                                          -----
  Total................................   1,092
                                          -----
                                          -----

                    TRAILERS
-------------------------------------------------
AGE IN                                    NUMBER
YEARS                                    OF UNITS
---------------------------------------  --------
1 to 5.................................     553
6 to 10................................     457
11 to 15...............................     699
16 to 20...............................     715
21 to 25...............................     461
Over 25................................     382
                                             --
                                          -----
Total..................................   3,267
                                          -----
                                          -----

     The Company utilizes tank trailers and a limited number of vans in its operations. A tank trailer typical of those used by the Company in its operations measures 43 feet in length, 8.5 feet in width and 12 feet in height. Tank holding capacity normally ranges between 5,000 and 7,000 gallons with a payload capacity of up to 55,000 pounds. Typical specifications for a van trailer are 48 feet in length, 8.5 feet in width and 13 feet in height.

     The Company believes that it maintains its fleet of tractors and trailers in above average condition for the industry. Maintenance of revenue equipment is performed by 78 mechanics employed by the Company. In addition, the Company utilizes outside repair facilities for major tank repairs and reconditioning. In fiscal 1998, the Company expended approximately $7,650,000 for fleet maintenance. This amount included mechanics compensation and the costs associated with both internal and external repairs of revenue equipment.

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

     The business of the Company is generally not subject to significant seasonal variations, however, highway transportation activities can be adversely affected depending on the severity of the weather in the various sections of the country during the winter months. Also, companies in the chemical industry periodically may change production streams of various products, which temporarily creates greater than normal demand for the carriers to transport those products. Conversely, companies in the chemical industry may shut down a plant temporarily in order to balance inventories, which negatively affects the carriers serving that company. No customer accounts for more than 7% of the Company's consolidated revenues.

     Competition in the bulk trucking industry is based primarily on rates, service and convenience. Competition in the bulk trucking industry formerly was restricted and was based primarily on a carrier's ability to obtain certificates of public convenience and necessity to transport defined commodities in specific geographic areas. Since the passage of the Motor Carrier Act of 1980, many bulk carriers have obtained authority to serve expanded geographic areas on an interstate basis, which, together with excess capacity, has resulted in the intensification of price competition.

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

     Matlack's largest competitors in the tank truck industry, based upon a comparison of gross revenues, are the combined operations of MTL Inc. and Chemical Leaman Tank Lines, Inc., Trimac Transportation Ltd., Initial DSI Transports, Inc., Miller Transporters, Inc. and Groendyke Transport, Inc. In addition, there are approximately 190 other recognized competitors operating in the various regions where Matlack has operating authority.

     The Company believes that its contractual arrangements and business policies are adequate in securing rate increases to recover rising costs and expenses to the extent permitted by competitive circumstances, which remain intense. Unusual increases in fuel costs, when experienced, can generally be offset by fuel surcharges to customers. Accordingly, while inflation with regards to mechanics' wages and cleaning supplies has had some impact on the Company's operations during the last three fiscal years, competition within the industry has been a major factor in establishing the rates that the Company can charge for its services.

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

     Through Matlack Leasing Corporation, the Company leases tank trailers, tank containers and other specialized equipment primarily to customers in the chemical and food industries and its suppliers. This subsidiary may also provide customers with equipment design assistance.

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

REGULATION AND INSURANCE

     In the normal course of its business, Matlack is subject to numerous state and federal environmental laws and regulations and also is exposed to the cost and risk of transporting and handling materials and wastes characterized as hazardous by various regulatory agencies. Matlack has received notices from the United States Environmental Protection Agency ("EPA") or a comparable state agency indicating that it has been named at 24 sites as a potentially responsible party ("PRP") with respect to the cleanup of hazardous wastes at such waste disposal sites. At a majority of these sites, the Company has resolved its liability by settling with one or more of the governmental agencies or PRP groups involved. As is typical in such settlements, certain claims, such as those relating to natural resource damages or site cleanup cost overruns, could still be made in later years.

     The Company maintains general liability insurance coverage that includes sudden and accidental pollution insurance coverage providing protection against claims which may arise from accidents involving spills or contamination. With regard to public liability and workers' compensation claims, the Company retains a specific portion of insurable risks. Retention levels are currently $500,000 with no aggregate protection. Reserves are established for claims incurred plus an estimate for claims incurred but not reported. Reserve requirements are evaluated and established utilizing known and expected information on each claim, historical payment trends, claim severity and other factors. In addition, loss development trends on closed claims are also used to determine claim reserves.

EMPLOYEES

     A total of 1,029 persons were employed by the Company at September 30, 1998. Operating personnel, essentially all of which were covered under various collective bargaining agreements, included 480 drivers, 78 mechanics and 126 tank cleaners. In addition to the operating personnel employed by the Company, the services of leased operators are utilized to supplement driver requirements necessary to meet customer service needs. The Company's 345 support personnel included dispatchers and individuals serving in clerical, administrative and executive capacities. The Company believes that its relationships with its employees are excellent.

ITEM 2.  PROPERTIES.

     The Company maintains its headquarters in space leased from Rollins Properties, Inc., a wholly-owned subsidiary of Rollins Truck Leasing Corp., at 2200 Concord Pike, Wilmington, Delaware. The Company's principal properties consist of land and buildings used in its bulk trucking, cleaning and intermodal service business. Matlack owns or leases approximately 70 truck terminals in 30 states and five terminals in four Canadian provinces.

ITEM 3.  LEGAL PROCEEDINGS.

     There are various ordinary routine claims and legal actions pending against the Company. In the opinion of management, based on the advice of in-house counsel, it is only remotely likely that the ultimate resolution of these claims and actions will be material.

     Prior to 1991, Matlack contributed to a multi-employer pension plan under the Employee Retirement Income Security Act of 1974, as amended ("ERISA"), known as the Central States, Southeast and Southwest Areas Pension Fund (the "Pension Fund"), for certain of its union employees. In April 1991, Matlack closed five terminals in Texas and Louisiana that were contributing to the Pension Fund but continued to make contributions to the Pension Fund at various other terminals. More than six years later, on December 28, 1997, the Pension Fund made a demand on Matlack for $3,700,593, alleging that it was liable under ERISA for a partial withdrawal from the Pension Fund. On June 9, 1998, Matlack initiated arbitration due to the Pension Fund's failure to respond to Matlack's request for review which was filed March 30, 1998. Subsequently, the Pension Fund brought an action in the United States District Court for the Northern District of Illinois, Eastern Division, seeking to collect interim payments prior to the decision of the arbitrator. In November 1998, the Company resolved the Pension Fund's claim in its entirety for $750,000.

     During the fourth fiscal quarter, a judgment of $950,000 was entered against the Company in connection with rent allegedly owed under an expired lease for a terminal previously operated by the Company in Woodbridge, New Jersey. The judgment has been stayed pending appeal and the Company believes, based on the advice of outside counsel, that this judgment will be overturned. Accordingly, the Company has not provided for any liability associated with this judgment.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     NONE.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
         MATTERS.

     For the fiscal years ended September 30, 1998 and 1997, the range of share prices for the Common Stock on the New York Stock Exchange is as follows:

                                                          1998                 1997
                                                     --------------       --------------
FISCAL QUARTER                                       HIGH       LOW       HIGH       LOW
--------------                                       ----       ---       ----       ---
  First.......................................       $ 9 3/4    $7 7/16    $7 1/2    $6 1/4
  Second......................................       $12 1/4    $7 3/4     $7 1/4    $6 1/8
  Third.......................................       $ 9 1/2    $7 5/8     $8 1/2    $5 13/16
  Fourth......................................       $ 8 3/16   $6 7/8     $8 5/8    $7 1/4

     No dividends have been paid since the Company became publicly held in January of 1989. At September 30, 1998, there were 1,493 holders of record of the Common Stock.

ITEM 6.  SELECTED FINANCIAL DATA.

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                       FIVE-YEAR SELECTED FINANCIAL DATA

                                                   YEAR ENDED SEPTEMBER 30,
                                     ----------------------------------------------------
                                       1998       1997       1996       1995       1994
                                     --------   --------   --------   --------   --------
Revenues...........................  $238,905   $231,709   $224,866   $236,257   $217,880
Earnings (loss) before income taxes
  (benefit)........................  $ (2,761)  $  3,698   $ (1,703)  $ 11,211   $ 10,516
Net earnings (loss)................  $ (2,013)  $  1,886   $ (1,477)  $  6,601   $  6,182
Earnings (loss) per share
  Basic............................  $   (.23)  $    .22   $   (.17)  $    .74   $    .69
  Diluted..........................  $   (.23)  $    .21   $   (.17)  $    .74   $    .69

                                                       AT SEPTEMBER 30,
                                     ----------------------------------------------------
Total assets.......................  $143,263   $142,262   $128,127   $131,974   $122,526
Long-term indebtedness.............  $ 47,446   $ 42,778   $ 29,878   $ 32,970   $ 24,800
Shareholders' equity...............  $ 55,640   $ 57,557   $ 55,676   $ 57,532   $ 50,726

                               QUARTERLY RESULTS

                                                                    1998
                                               -----------------------------------------------
                                               DECEMBER 31   MARCH 31   JUNE 30   SEPTEMBER 30
                                               -----------   --------   -------   ------------
Revenues.....................................    $62,509     $61,201    $60,002     $55,193
Gross profit.................................    $ 6,048     $ 5,703    $ 7,713     $  (318)
Earnings (loss) before income taxes
  (benefit)..................................    $ 1,033     $   595    $ 1,610     $(5,999)
Net earnings (loss)..........................    $   599     $   345    $   805     $(3,762)
Earnings (loss) per diluted share............    $   .07     $   .04    $   .09     $  (.43)



                                                                    1997
                                               -----------------------------------------------
Revenues.....................................    $54,557     $56,538    $60,918     $59,696
Gross profit.................................    $ 4,750     $ 5,357    $ 6,694     $ 8,018
Earnings (loss) before income taxes
  (benefit)..................................    $  (333)    $   431    $ 1,454     $ 2,146
Net earnings (loss)..........................    $  (272)    $   323    $   733     $ 1,102
Earnings (loss) per diluted share............    $  (.03)    $   .04    $   .08     $   .12

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's operations require periodic investment in equipment and facilities. During 1998, the Company funded its capital additions of $11.4 million with cash provided by operating activities of $9.0 million and proceeds from the sale of property and equipment of $4.8 million. The 1998 capital spending amount was down substantially from the 1997 level of $24.0 million, which included expenditures in September 1997 of $5.5 million for the purchase of certain assets of a former bulk trucking company and $4.3 million for the purchase of a lease portfolio of specialty tank trailers.

     The indebtedness incurred at the end of 1997 for these acquisitions, together with existing indebtedness, has remained essentially unchanged through the full year 1998. In 1998, the Company expanded its credit agreement to $75.0 million. The agreement expires on August 19, 2000 but may be renewed on a year-to-year basis thereafter or upon agreement of the parties thereto. The Company was in compliance with all credit agreement covenants at September 30, 1998. Based upon current projections, it is likely that the Company would not be in compliance with a fixed charge coverage ratio at December 31, 1998. The Company sought and expects to receive a modification to this covenant that will allow it to comply with the revised terms of the agreement. The Company expects to continue to be able to obtain required financing at market rates and under satisfactory terms and conditions. At September 30, 1998, a total of $19.0 million was available under the credit facility.

     The Company anticipates making modest capital expenditures during 1999 in the range of $5.0 to $7.0 million which are expected to be funded by cash flows from operations.

     In the normal course of its business, Matlack is subject to numerous state and federal environmental laws and regulations and also is exposed to the cost and risk of transporting and handling materials and wastes characterized as hazardous by various regulatory agencies. Matlack has received notices from the United States Environmental Protection Agency ("EPA") and others indicating that it is a potentially responsible party ("PRP") with respect to the cleanup of hazardous wastes at several waste disposal sites. Matlack has been named as a defendant in several lawsuits brought under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") for recovery of costs associated with the cleanup of waste disposal sites. Matlack is not the owner or lessor of any of these sites, many of which have several hundred PRPs. Because Matlack is only one of many smaller or deminimis PRPs or defendants at these sites, it is not actively involved in considering alternative methods of remediation as it relates to cleanup or preventive measures at such sites and is unable to quantify the total estimated recovery costs. In addition, Matlack has responded to various governmental requests, principally those of the EPA pursuant to CERCLA, for information with respect to possible disposition of waste materials attributable to it at various waste disposal sites. Based on information currently available and the advice of in-house counsel, the Company's management believes its ultimate liability at these sites will not have a material adverse effect upon the Company.

RESULTS OF OPERATIONS

  Fiscal Year 1998 vs. 1997

     Revenues for 1998 increased by $7.2 million (3.1%) to $238.9 million from the $231.7 million reported in 1997. For the year, revenues of the Company's bulk trucking business increased by $3.9 million or 2.2%. Total bulk trucking revenue miles increased in 1998 by .8 million miles or .9% to 91.6 million miles from 90.8 million miles in 1997. The revenue per mile in 1998 increased slightly to $2.14 per mile from $2.13 per mile in 1997. Revenues from the Company's non-bulk trucking operations increased by $3.3 million or 6.5% in 1998.

     Operating expenses for 1998 increased by $13.7 million (7.1%) to $207.5 million from $193.8 million in 1997. Insurance expense increased by $4.8 million which resulted primarily from a fourth quarter revision of estimates for future cost increases of incurred but unpaid workers' compensation, auto and general liability insurance claims of $4.6 million due to overall adverse development of claims. In addition, during the year there were higher levels of claims experience offset in large part in the fourth quarter by a premium refund of $1.8 million and a $1.3 million recovery under a reinsurance program. Compensation costs associated with drivers, mechanics and terminal operations increased by $3.7 million. The increase in drivers' wages resulted from increased compensation levels required to both keep and attract drivers in an extremely competitive labor environment. Equipment lease expenses increased by $2.2 million due to the utilization of additional leased transportation equipment during the year. Additionally, costs associated with the cleaning of tanks, trucks and containers increased by $2.0 million, reflecting higher wastewater permitting, pretreatment, and disposal costs. Operating expenses also include a fourth quarter charge of $.8 million incurred to provide for settlement of a legal action against the Company. The remainder of the operating expense increase of $1.4 million was broad-based and resulted from the overall higher level of business. The increased operating expenses were offset in part by a $1.2 million reduction in fuel costs reflecting lower prices paid for fuel during 1998.

     For the year, depreciation expense decreased by $.8 million (6.4%) reflecting both the disposition of property and equipment during 1998 and the fact that a larger portion of the Company's assets have become fully depreciated.

     During the year, the Company realized proceeds from the sale of property and equipment of $4.8 million which resulted in a gain of $1.7 million which has been included in Other Income in the Company's Statement of Operations. The gain on the sale of equipment in fiscal 1997 was $.2 million.

     Selling and administrative expenses increased by $1.5 million (8.3%) due in large part to legal and professional costs incurred during the year related to a possible change in ownership of the Company. As a percentage of revenues, these expenses were 8.2% and 7.8% in 1998 and 1997, respectively.

     Interest expense increased by $.9 million reflecting the higher level of debt carried throughout the year 1998 when compared with 1997.

     The rate of income tax benefit in 1998 was 25.3%. The effective income tax rate in 1997 was 49.0%. The low effective rate of benefit in 1998 and the high effective income tax rate in 1997 were caused by the impact that non-deductible expenses had upon the tax computations.

     The Company's net loss for the year was $2.0 million or $.23 per diluted share compared with net earnings of $1.9 million or $.21 per diluted share in 1997.

     The Company expects that the number of loads available for transport during the first fiscal quarter of 1999 will be lower than a year earlier due to a decline in demand. According to the Chemical Manufacturers Association, the index of industrial chemicals was almost 6% below the year earlier level at September 30, 1998.

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

IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income." This statement requires that comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The adoption of this standard on October 1, 1998, will not impact results of operations or financial condition.

     In February 1998, the FASB issued SFAS No. 132, "Employers' Disclosures about Pension and Other Postretirement Benefits," which is effective for financial statements issued for periods beginning after December 15, 1997. This statement standardizes the disclosure requirements of previous standards. The adoption of this standard will not impact results of operations or financial condition.

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

YEAR 2000 ("Y2K") READINESS DISCLOSURE

     The Company is aware of the issues related to the approach of the year 2000 and has assessed and investigated what steps must be taken to ensure that its critical systems and equipment will function appropriately after the turn of the century. The Company has completed a review of each of its core systems to determine their Y2K compliance. As a result, the Company is replacing its Service Management System with one designed to be Y2K compliant from inception. The remaining core systems are vendor-supplied and maintained systems where the Company has received Y2K compliant upgrades and is in various stages of implementation and testing. The Company expects to complete its Service Management System replacement by June 30, 1999 and has taken actions toward making all other non-core systems Y2K compliant by September 1999. The Service Management System replacement will cost approximately $4.4 million of which $3.5 million has been expended as of September 30, 1998.

     The Company relies on Qualcomm to provide the satellite tracking system necessary to track the location of its transportation equipment and to provide dispatch and routing information to its drivers. The Company has been informed that the software utilized by Qualcomm and the Company is fully Y2K compliant. A failure of the satellite communication system could have a materially adverse effect on the Company's results of operations. The Company is relying on the contingency plan established by Qualcomm to prevent the interruption of business. As an additional backup, the Company plans to use its existing telephone systems to dispatch its equipment and provide support to its drivers in the event of a complete satellite system failure. In addition, the Company utilizes Comdata to allow drivers to purchase fuel outside of the Company's terminal locations. The Company has been informed that Comdata expects to be fully Y2K compliant by June 1999. The Company also interacts with many of its vendors through electronic data interchange (EDI). Although the Company is Y2K compliant in its EDI applications, we cannot and do not guarantee the Y2K compliance of our business partners' systems.

     The Company is in the process of formulating a contingency plan to deal with Y2K issues and expects such plan to be completed by June 30, 1999. However, due to the complexity and widespread nature of such issues, the contingency planning process of necessity must be an ongoing one requiring possible further modification as more information becomes known regarding (1) the Company's own systems and facilities, and (2) the status and changes therein of the Y2K compliance efforts of outside suppliers and vendors. Management believes that the Company's current state of readiness, the nature of the Company's business, and the availability of the contingency plan minimizes Y2K risks. Management does not foresee significant liability to third parties if the Company's systems are not Y2K compliant. As significant Y2K uncertainties remain outside the control of the Company, at this time the Company is unable to determine a most reasonably likely worst case scenario.

     Through September 30, 1998, the Company has incurred, in addition to the Service Management System costs noted above, $.2 million of internal staff costs necessary to review and further Y2K compliance of its core operating systems. All Y2K costs have been and will continue to be funded from operations. The Company expects the total internal staff costs associated with its Y2K readiness program to aggregate approximately $.4 million.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                          INDEPENDENT AUDITORS' REPORT

The Shareholders and Board of Directors Matlack Systems, Inc.:

     We have audited the accompanying consolidated balance sheets of Matlack Systems, Inc. and subsidiaries as of September 30, 1998 and 1997, and the related consolidated statements of operations and cash flows for each of the years in the three-year period ended September 30, 1998. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedules as listed in Item 14(a) of this Form 10-K. These consolidated financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Matlack Systems, Inc. and subsidiaries as of September 30, 1998 and 1997, and the results of their operations and their cash flows for each of the years in the three-year period ended September 30, 1998, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

                                                       KPMG LLP

Philadelphia, Pennsylvania
January 4, 1999

                      CONSOLIDATED STATEMENT OF OPERATIONS

                                                           YEAR ENDED SEPTEMBER 30,
                                               ------------------------------------------------
                                                   1998              1997              1996
                                               ------------      ------------      ------------
Revenues.................................      $238,905,000      $231,709,000      $224,866,000
Expenses
  Operating..............................       207,490,000       193,784,000       189,653,000
  Special charge.........................                --                --         4,000,000
  Depreciation and amortization..........        12,269,000        13,106,000        11,917,000
  Selling and administrative.............        19,612,000        18,155,000        18,197,000
  Other income...........................        (1,749,000)         (218,000)         (101,000)
                                               ------------      ------------      ------------
                                                237,622,000       224,827,000       223,666,000
                                               ------------      ------------      ------------
Operating earnings.......................         1,283,000         6,882,000         1,200,000
Interest expense.........................         4,044,000         3,184,000         2,903,000
                                               ------------      ------------      ------------
Earnings (loss) before income taxes
  (benefit)..............................        (2,761,000)        3,698,000        (1,703,000)
Income taxes (benefit)...................          (748,000)        1,812,000          (226,000)
                                               ------------      ------------      ------------
Net earnings (loss)......................      $ (2,013,000)     $  1,886,000      $ (1,477,000)
                                               ============      ============      ============
Earnings (loss) per share
  Basic..................................      $       (.23)     $        .22      $       (.17)
  Diluted................................      $       (.23)     $        .21      $       (.17)
Average shares outstanding (000)
  Basic..................................         8,790,000         8,763,000         8,762,000
  Diluted................................         8,790,000         8,823,000         8,762,000

The Notes to the Consolidated Financial Statements are an integral part of these statements.

                           CONSOLIDATED BALANCE SHEET

                                                                     SEPTEMBER 30,
                                                             ------------------------------
                                                                 1998              1997
                                                             ------------      ------------
                        ASSETS
Current assets
  Cash.................................................      $  5,477,000      $  2,524,000
  Accounts receivable, net of allowance for doubtful
     accounts:
     1998-$668,000; 1997-$583,000......................        29,831,000        30,417,000
  Inventories..........................................         6,382,000         5,895,000
  Other current assets.................................         4,179,000         3,036,000
  Deferred income taxes................................         1,572,000         1,066,000
                                                             ------------      ------------
     Total current assets..............................        47,441,000        42,938,000
Property and equipment, net............................        94,382,000        98,192,000
Other assets...........................................         1,440,000         1,132,000
                                                             ------------      ------------
  Total assets.........................................      $143,263,000      $142,262,000
                                                             ============      ============

         LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Accounts payable.....................................      $  6,846,000      $  8,320,000
  Accrued liabilities..................................        13,583,000         9,583,000
  Income taxes payable.................................         1,393,000           590,000
  Current maturities of long-term debt.................         2,588,000         6,831,000
                                                             ------------      ------------
     Total current liabilities.........................        24,410,000        25,324,000
Long-term debt.........................................        47,446,000        42,778,000
Insurance reserves.....................................         5,015,000         3,176,000
Other liabilities......................................         1,266,000         1,860,000
Deferred income taxes..................................         9,486,000        11,567,000
Commitments and contingencies (see Notes to the
  Consolidated Financial Statements)
Shareholders' equity:
  Common stock, $1.00 par value
     Outstanding: 1998-8,809,634 shares; 1997-8,778,149
        shares.........................................         8,809,000         8,778,000
  Additional paid-in capital...........................        10,597,000        10,532,000
  Retained earnings....................................        36,234,000        38,247,000
                                                             ------------      ------------
  Total shareholders' equity...........................        55,640,000        57,557,000
                                                             ------------      ------------
  Total liabilities and shareholders' equity...........      $143,263,000      $142,262,000
                                                             ============      ============

The Notes to the Consolidated Financial Statements are an integral part of these statements.

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                           YEAR ENDED SEPTEMBER 30,
                                               ------------------------------------------------
                                                   1998              1997              1996
                                               ------------      ------------      ------------
Cash flows from operating activities
  Net earnings (loss)....................      $ (2,013,000)     $  1,886,000      $ (1,477,000)
  Adjustments to reconcile net earnings
     (loss) to net cash provided by
     operating activities:
     Special charge......................                --                --         4,000,000
     Depreciation and amortization.......        12,320,000        13,127,000        11,921,000
     Net gain on sale of equipment.......        (1,749,000)         (217,000)         (102,000)
     Changes in assets and liabilities:
        Accounts receivable..............           586,000        (6,135,000)          406,000
        Inventories and other assets.....        (2,097,000)         (589,000)          841,000
        Accounts payable and accrued
           liabilities...................         2,526,000        (2,318,000)       (2,317,000)
        Current and deferred income
           taxes.........................        (1,784,000)        1,690,000          (615,000)
        Other, net.......................         1,245,000         1,297,000        (1,424,000)
                                               ------------      ------------      ------------
Net cash provided by operating
  activities.............................         9,034,000         8,741,000        11,233,000
                                               ------------      ------------      ------------
Cash flows from investing activities
  Purchase of property and equipment.....       (11,448,000)      (24,024,000)       (7,895,000)
  Proceeds from the sale of property and
     equipment...........................         4,846,000         1,275,000           263,000
                                               ------------      ------------      ------------
Net cash used in investing activities....        (6,602,000)      (22,749,000)       (7,632,000)
                                               ------------      ------------      ------------
Cash flows from financing activities
  Proceeds of long-term debt.............        91,731,000        64,599,000        37,960,000
  Repayment of long-term debt............       (91,306,000)      (51,081,000)      (41,008,000)
  Exercise of stock options..............            96,000            71,000            46,000
  Common stock acquired and retired......                --           (76,000)         (425,000)
                                               ------------      ------------      ------------
Net cash provided by (used in) financing
  activities.............................           521,000        13,513,000        (3,427,000)
                                               ------------      ------------      ------------
Net increase (decrease) in cash..........         2,953,000          (495,000)          174,000
Cash beginning of period.................         2,524,000         3,019,000         2,845,000
                                               ------------      ------------      ------------
Cash end of period.......................      $  5,477,000      $  2,524,000      $  3,019,000
                                               ============      ============      ============
Supplemental information
  Interest paid..........................      $  3,978,000      $  3,242,000      $  2,861,000
  Income taxes paid......................      $  1,036,000      $    122,000      $    389,000

The Notes to the Consolidated Financial Statements are an integral part of these statements.

                             MATLACK SYSTEMS, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

ORGANIZATION AND ACCOUNTING POLICIES

     Organization -- Matlack Systems, Inc., together with its subsidiaries, is a specialized logistics and transportation company that provides transportation of bulk commodities in tank trailers and tank containers to the nation's leading chemical and dry bulk shippers. In addition to specialized trucking, the Company provides intermodal transportation services, trailer leasing, dedicated contract carriage services, international bulk transportation, tank cleaning services and logistics management services to the chemical industry.

     Consolidation -- The consolidated financial statements include the accounts of all subsidiaries with appropriate elimination of intercompany transactions and balances.

     Revenue recognition -- The Company recognizes revenue when shipments are delivered.

     Earnings per share -- The number of weighted average shares used in computing basic and diluted earnings (loss) per share (EPS) are as follows:

                                            1998            1997            1996
                                          ---------       ---------       ---------
Basic EPS...............................  8,790,000       8,763,000       8,762,000
Effect of options.......................         --(1)       60,000              --(1)
                                          ---------       ---------       ---------
Diluted EPS.............................  8,790,000       8,823,000       8,762,000
                                          =========       =========       =========

------------------
(1) The effect of options was not considered as it would have been anti-dilutive.

     No adjustments to net earnings available to common shareholders were required during the periods presented.

     Inventories -- Inventories of transportation equipment parts and supplies are valued at the lower of first-in, first-out cost or market. Tires on vehicles, including new or recapped replacement tires, are valued at cost and are written off over the expected aggregate useful life which approximates two to three years.

     Property and equipment -- Property and equipment are recorded at cost. Depreciation is provided on a straight-line basis net of salvage or residual values. Gain or loss on the sale or retirement of property and equipment is included in other income in the Consolidated Statement of Operations. Repairs and maintenance are expensed as incurred. Improvements that extend the original life of the assets are capitalized and depreciated over the remaining lives of the assets.

     Claims and insurance reserves -- The Company retains a specific portion of insurable risks with regard to public liability and workers' compensation claims. Retention levels are currently $500,000 with no aggregate protection. Reserves are established for claims incurred plus an estimate for claims incurred but not reported. Reserve requirements are evaluated and established utilizing known and expected information on each claim, historical payment trends, claim severity and other factors. In addition, loss development trends on closed claims are also used to determine claim reserves. Claims estimated to be paid within one year have been classified in accrued liabilities with the balance reflected as non-current insurance reserves.

     During 1998, the Company's insurance expense was reduced by the application of $2,016,000 resulting from a premium refund in connection with an environmental impairment liability insurance policy that expired on September 30, 1997. Between 1994 and 1997, premiums of $2,000,000 relating to this policy were paid and expensed by the Company. During 1998 and in conjunction with this policy, the Company received a net reimbursement of $222,000 from a reinsurance company, resulting in a net premium refund of $1,794,000 which is included in other current assets at September 30, 1998.

                             MATLACK SYSTEMS, INC.

ORGANIZATION AND ACCOUNTING POLICIES -- (CONTINUED)

     Use of estimates -- The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     During the fourth quarter of 1998 as a result of unfavorable claims development, the Company revised its estimates for future cost increases of incurred but unpaid workers' compensation, auto and general liability insurance claims which amounted to $4.6 million.

     Fair values of financial instruments -- The carrying amounts reported in the balance sheet for current assets and current liabilities approximate their fair value at September 30, 1998.

     Stock-based compensation -- The Company adopted the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," on October 1, 1996. SFAS No. 123 defines a fair-value based method of accounting for stock-based compensation plans, however, it allows the continued use of the intrinsic value method under Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees." The Company has elected to continue to use the intrinsic value method.

     Impairment of long-lived assets -- Periodically, the Company evaluates whether the remaining useful life of long-lived assets requires revision and assesses the recoverability of remaining unamortized balances. Should factors indicate that an asset should be evaluated for possible impairment, an estimate of the asset's cash flow is utilized in evaluating fair value. Should an impairment be determined, the impaired asset's value would be adjusted and a charge to operations would be recognized. To date, no impairment losses have been recognized.

     Environmental remediation -- The Company accrues for environmental expenses resulting from existing conditions that relate to past operations when the costs are probable and estimable. In determining the Company's liability with respect to environmental claims, consideration is given to the total cost to remediate a site, the Company's contribution of waste at the site, the participation of other responsible parties and all other relevant circumstances of the claim. Liabilities, when established, do not consider recoverable insurance amounts and are not discounted. Environmental liabilities are reviewed periodically as assessment and remediation progresses. If required, based on additional technical and legal information, liabilities are adjusted. Given the uncertainties inherent in evaluating environmental exposure, actual future costs incurred at identified sites may vary from current estimates.

     Reclassification -- Certain prior year amounts have been reclassified to conform with the current year presentation.

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

                             MATLACK SYSTEMS, INC.

PROPERTY AND EQUIPMENT

     The Company's property and equipment accounts are as follows:

                                             SEPTEMBER 30,
                                      ---------------------------      USEFUL
                                          1998           1997           LIVES
                                      ------------   ------------   -------------
Land................................  $ 13,498,000   $ 13,865,000
Transportation equipment............   143,215,000    143,705,000   4 to 12 years
Transportation service facilities...    68,269,000     68,838,000   5 to 40 years
Less accumulated depreciation.......  (130,600,000)  (128,216,000)
                                      ------------   ------------
                                      $ 94,382,000   $ 98,192,000
                                      ============   ============

     As of September 30, 1998, the Company had no open commitments for the purchase of property and equipment.

LONG-TERM DEBT

     Long-term debt is as follows:

                                                           SEPTEMBER 30,
                                                     -------------------------
                                                        1998          1997
                                                     -----------   -----------
Credit agreement...................................  $40,200,000   $31,800,000
Equipment financing obligations due banks with
  equipment pledged as security at interest rates
  ranging from 6.5% to 8.0%, payable in
  installments to 2005.............................    9,324,000    16,455,000
Real estate mortgage obligations, at interest rates
  ranging from 6.0% to 8.0%, with land and
  buildings with a carrying value of $2,839,000
  pledged as collateral, payable in installments
  over various periods to 2001.....................      510,000     1,354,000
Less amounts due within one year...................   (2,588,000)   (6,831,000)
                                                     -----------   -----------
                                                     $47,446,000   $42,778,000
                                                     ===========   ===========

     The limit of the credit agreement is currently $75,000,000 and is unsecured but, at the option of the banks, amounts outstanding under the agreement may be secured with unpledged equipment and accounts receivable. Interest rates on borrowings under the agreement averaged 7.2% at September 30, 1998. The credit agreement expires on August 19, 2000 but may be renewed on a year-to-year basis thereafter upon agreement of the parties thereto. Termination of the agreement would result in the repayment of the outstanding loan balance over a period of 48 months in equal monthly installments. Otherwise, no repayments are required unless the financing value of the equipment and accounts receivable falls below the outstanding principal balance of the loan. The credit agreement includes certain borrowing limitations based on the value of equipment and accounts receivable. At September 30, 1998, a total of $19.0 million was available under the credit facility.

     The credit agreement requires the maintenance of certain financial ratios, restricts the payment of dividends and regulates payments to affiliated companies. The Company was in compliance with all credit agreement covenants at September 30, 1998. Based upon current projections, it is likely that the Company would not be in compliance with a fixed charge coverage ratio at December 31, 1998. The Company sought and expects to receive a modification to this covenant that will allow it to comply with the revised terms of the agreement.

     The aggregate amounts of maturities for all indebtedness during the next five fiscal years are as follows: 1999 -- $2,588,000; 2000 -- $1,638,000; 2001
-- $11,572,000, 2002 -- $11,527,000 and 2003 -- $11,134,000.

                             MATLACK SYSTEMS, INC.

LONG-TERM DEBT -- (CONTINUED)

     Based upon borrowing rates available to the Company for long-term debt with similar terms and maturities, the carrying amounts approximate the fair value of such financial instruments.

ACCRUED LIABILITIES

     Accrued liabilities are as follows:

                                                           SEPTEMBER 30,
                                                      ------------------------
                                                         1998          1997
                                                      -----------   ----------
Employee compensation...............................  $ 5,184,000   $5,128,000
Insurance reserves..................................    4,296,000    1,223,000
Taxes other than income.............................    1,461,000    1,450,000
Environmental reserves..............................    1,166,000      674,000
Other...............................................    1,476,000    1,108,000
                                                      -----------   ----------
                                                      $13,583,000   $9,583,000
                                                      ===========   ==========

SHAREHOLDERS' EQUITY

     Changes in the components of shareholders' equity are as follows:

                                      $1 PAR VALUE   ADDITIONAL                      TOTAL
                                         COMMON        PAID-IN      RETAINED     SHAREHOLDERS'
                                         STOCK         CAPITAL      EARNINGS        EQUITY
                                      ------------   -----------   -----------   -------------
Balance at September 30, 1995.......   $8,800,000    $10,894,000   $37,838,000    $57,532,000
Net loss............................                                (1,477,000)    (1,477,000)
Exercise of stock options...........       17,000         29,000                       46,000
Common stock acquired and retired...      (55,000)      (370,000)                    (425,000)
                                       ----------    -----------   -----------    -----------
Balance at September 30, 1996.......    8,762,000     10,553,000    36,361,000     55,676,000
Net earnings........................                                 1,886,000      1,886,000
Exercise of stock options...........       26,000         45,000                       71,000
Common stock acquired and retired...      (10,000)       (66,000)                     (76,000)
                                       ----------    -----------   -----------    -----------
Balance at September 30, 1997.......    8,778,000     10,532,000    38,247,000     57,557,000
Net loss............................                                (2,013,000)    (2,013,000)
Exercise of stock options...........       31,000         65,000                       96,000
                                       ----------    -----------   -----------    -----------
Balance at September 30, 1998.......   $8,809,000    $10,597,000   $36,234,000    $55,640,000
                                       ==========    ===========   ===========    ===========

     The Company is authorized to issue 24,000,000 shares of $1 Par Value Common Stock and 1,000,000 shares of $1 Par Value Preferred Stock. The terms and conditions of each issue of preferred shares will be determined by the Board of Directors. No preferred shares have been issued.

     Each share of common stock includes one common stock purchase right ("Right") which is non-exercisable until certain defined events occur, including tender offers or the acquisition by a person or group of affiliated or associated persons of 20% of the Company's common stock. Upon the occurrence of certain defined events, the Right entitles the holder to purchase additional stock of the Company or stock of an acquiring company at a 50% discount. The Right expires on June 30, 1999 unless earlier redeemed by the Company at a price of $.0067 per Right.

     On December 14, 1998, the Company granted an exemption from its Rights Agreement to Alpine Capital, L.P. ("Alpine") and the Anne T. and Robert M. Bass Foundation (the "Foundation"), acting as a group, with respect to purchases of the Company's common stock up to 23% of the amount outstanding. Prior to granting the exemption, Alpine and the Foundation collectively owned 19.7% of

                             MATLACK SYSTEMS, INC.

SHAREHOLDERS' EQUITY -- (CONTINUED)

the outstanding common stock. The current threshold for a triggering event under the Rights Agreement is 20%. The exemption was granted due to a request made by representatives of Alpine and the Foundation, who have reaffirmed that their acquisitions of the Company's common stock are for investment purposes only.

     Under the terms of the credit agreement, the Company's major subsidiary may not make equity distributions to the Company in excess of 25% of its consolidated net earnings subsequent to January 1, 1998.

STOCK OPTION PLANS

     Under the Company's stock option plans, options to purchase common stock of the Company may be granted to officers and key employees at not less than 100% of the fair market value at the date of grant. Generally, options granted vest ratably over a six-year period and have a maximum life of eight years.

     The Company accounts for these plans under APB No. 25. Accordingly, no compensation cost has been recognized. Had compensation cost for these plans been determined consistent with SFAS No. 123, the Company's pro forma net loss for 1998, net earnings for 1997 and net loss for 1996 would have been $2,583,000 ($.29 loss per diluted share), $1,612,000 ($.18 per diluted share) and $1,577,000 ($.18 loss per diluted share), respectively. Because the SFAS 123 method of accounting has not been applied to options granted prior to October 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

     As of September 30, stock option activity under the Company's plans is as follows:

                                          1998                 1997                 1996
                                   ------------------   ------------------   ------------------
                                             WEIGHTED             WEIGHTED             WEIGHTED
                                             AVERAGE              AVERAGE              AVERAGE
                                             EXERCISE             EXERCISE             EXERCISE
                                   SHARES     PRICE     SHARES     PRICE     SHARES     PRICE
                                   -------   --------   -------   --------   -------   --------
Outstanding at beginning of
  year...........................  805,594    $7.10     644,427    $8.19     491,018    $7.97
Granted..........................  177,000     8.88     206,400     6.38     181,200     8.25
Exercised........................  (31,485)    3.05     (26,033)    2.74     (17,066)    2.71
Expired or canceled..............  (16,831)    4.60     (19,200)    8.89     (10,725)    7.93
                                   -------    -----     -------    -----     -------    -----
Outstanding at September 30......  934,278    $7.61     805,594    $7.10     644,427    $8.19
                                   =======    =====     =======    =====     =======    =====
Exercisable at September 30......  387,773    $7.40     309,271    $6.89     227,638    $7.49
                                   =======    =====     =======    =====     =======    =====

     The weighted average fair value of options granted during 1998, 1997 and 1996 was $2.60, $2.54 and $3.73, respectively. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for 1998, 1997 and 1996, respectively: risk-free interest rate of 4.4%, 6.0% and 6.0%; dividend yield of 0% for all years; expected volatility of .30, .29 and .29 and a weighted average expected life of the option of 7 years, 4.9 years and 7 years.

                             MATLACK SYSTEMS, INC.

STOCK OPTION PLANS -- (CONTINUED)

     The following table summarizes information regarding stock options outstanding and exercisable at September 30, 1998:

                                                OPTIONS OUTSTANDING             OPTIONS EXERCISABLE
                                        ------------------------------------   ----------------------
                                                       WEIGHTED
                                                        AVERAGE     WEIGHTED                 WEIGHTED
                                                       REMAINING    AVERAGE                  AVERAGE
                                          NUMBER      CONTRACTUAL   EXERCISE     NUMBER      EXERCISE
       RANGE OF EXERCISE PRICES         OUTSTANDING      LIFE        PRICE     EXERCISABLE    PRICE
       ------------------------         -----------   -----------   --------   -----------   --------
$2.42.................................     10,299       .6 yrs.      $2.42        10,299      $2.42
$6.38 - $9.25.........................    923,979      4.1 yrs.      $7.67       377,474      $7.53

     In June 1997, the Company modified the terms with regard to 363,979 outstanding options, with exercise prices ranging from $8.92 to $11.33, by amending the exercise price per share to $7.50, the then current market value.

     At September 30, 1998, a total of 26,710 shares of common stock were available for future grants.

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

     Total rent expense incurred under operating leases for the fiscal years ended September 30, 1998, 1997 and 1996 amounted to $16,306,000, $12,917,000 and
$14,643,000, respectively.

     Minimum future payments are as follows:

YEAR ENDING SEPTEMBER 30,
-------------------------
1999...........................................  $ 8,734,000
2000...........................................    5,628,000
2001...........................................    2,163,000
2002...........................................      584,000
2003...........................................      126,000
Later years....................................       52,000
                                                 -----------
Total minimum payments required................  $17,287,000
                                                 ===========

INCOME TAXES

     The tax provisions (benefits) for the three years ended September 30, 1998 are comprised as follows:

                                                     YEAR ENDED SEPTEMBER 30,
                                                -----------------------------------
                                                   1998         1997        1996
                                                ----------   ----------   ---------
Current:      Federal.........................  $1,598,000   $1,078,000   $(223,000)
              State...........................     435,000      472,000      77,000
Deferred:     Federal.........................  (2,341,000)     328,000     (68,000)
              State...........................    (440,000)     (66,000)    (12,000)
                                                ----------   ----------   ---------
Total income taxes (benefits).................  $ (748,000)  $1,812,000   $(226,000)
                                                ==========   ==========   =========

                             MATLACK SYSTEMS, INC.

INCOME TAXES -- (CONTINUED)

     A reconciliation of the tax provisions (benefits) for the three years ended September 30, 1998 with amounts calculated by applying the statutory federal income tax rate for those years to earnings (loss) before income taxes (benefit) is as follows:

                                                   YEAR ENDED SEPTEMBER 30,
                                              ----------------------------------
                                                1998         1997        1996
                                              ---------   ----------   ---------
Federal tax (benefit).......................  $(966,000)  $1,294,000   $(596,000)
State taxes, net of federal benefit.........     (3,000)     264,000      43,000
Non-deductible business expenses............    308,000      286,000     294,000
Other.......................................    (87,000)     (32,000)     33,000
                                              ---------   ----------   ---------
Total income taxes (benefit)................  $(748,000)  $1,812,000   $(226,000)
                                              =========   ==========   =========

     The tax effect of temporary differences which comprise the current and non-current deferred income tax amounts shown on the balance sheet are as follows:

                                                           SEPTEMBER 30,
                                                     -------------------------
                                                        1998          1997
                                                     -----------   -----------
Depreciation.......................................  $11,848,000   $12,822,000
Expenses deductible when paid, primarily insurance
  reserves.........................................   (4,078,000)   (1,973,000)
Other..............................................      144,000      (348,000)
                                                     -----------   -----------
Deferred income taxes, net.........................  $ 7,914,000   $10,501,000
                                                     ===========   ===========

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

     The components of net periodic pension cost are as follows:

                                                  YEAR ENDED SEPTEMBER 30,
                                            ------------------------------------
                                               1998         1997         1996
                                            ----------   ----------   ----------
Service cost..............................  $  575,000   $  558,000   $  545,000
Interest cost.............................     783,000      698,000      686,000
Return on plan assets.....................  (1,588,000)  (2,495,000)  (1,004,000)
Net amortization and deferral.............     371,000    1,584,000      280,000
                                            ----------   ----------   ----------
Net periodic pension cost.................  $  141,000   $  345,000   $  507,000
                                            ==========   ==========   ==========

                             MATLACK SYSTEMS, INC.

PENSION PLANS -- (CONTINUED)

     The following table sets forth the funded status and the amount recognized in the Company's balance sheet for the plans:

                                                           SEPTEMBER 30,
                                                     -------------------------
                                                        1998          1997
                                                     -----------   -----------
Actuarial present value of accumulated benefit
  obligation:
  Vested...........................................  $10,032,000   $ 8,216,000
  Non-vested.......................................      537,000       436,000
                                                     -----------   -----------
                                                     $10,569,000   $ 8,652,000
                                                     ===========   ===========
Projected benefit obligation.......................  $12,595,000   $10,150,000
Plan assets at market value........................   13,419,000    11,889,000
                                                     -----------   -----------
Projected benefit obligation under plan assets.....     (824,000)   (1,739,000)
Unrecognized gain..................................    2,203,000     3,219,000
Unrecognized prior service cost....................      (85,000)      (94,000)
Unrecognized overfunding at adoption...............       32,000        48,000
                                                     -----------   -----------
Accrued pension liability..........................  $ 1,326,000   $ 1,434,000
                                                     ===========   ===========

     The discount rate was 7.0% in 1998 and 8.0% for both 1997 and 1996. The rate of assumed compensation increase and the expected long-term rate of return on assets for 1998, 1997 and 1996 were 5.0% and 9.0%, respectively.

     At September 30, 1998, the assets of the pension plans were invested 73% in equity securities and 16% in fixed income securities and the balance in other short-term interest bearing accounts.

     The Company also maintains a defined contribution 401(k) plan which permits participation by substantially all employees not represented under a collective bargaining agreement.

     The Company expensed payments to multi-employer pension plans required by collective bargaining agreements of $3,859,000 in 1998, $3,367,000 in 1997 and $3,248,000 in 1996. The actuarial present value of accumulated plan benefits and net assets available for benefits to employees under these plans are not available.

TRANSACTIONS WITH RELATED PARTIES

     Certain directors and officers of the Company are also directors and officers of Rollins Truck Leasing Corp.

     The Company purchased materials, administrative services and rented office space from Rollins Truck Leasing Corp., its subsidiaries and affiliates. The aggregate cost of these materials, services and rents, which have been included in operating expenses or selling and administrative expenses, as appropriate, in the Consolidated Statement of Operations, was $4,401,000 in 1998, $3,600,000 in 1997 and $3,542,000 in 1996.

     The Company paid insurance premiums of $720,000, $613,000 and $908,000 in 1998, 1997 and 1996, respectively, to Transrisk Limited, a wholly owned subsidiary of Rollins Truck Leasing Corp., for various insurable risks. A substantial portion of these risks were ceded to a non-affiliated reinsurance company.

     An officer of the Company is the trustee of an employee benefits trust, which provides certain insurance and health care benefits to employees of the Company. Contributions to the trust, which

                             MATLACK SYSTEMS, INC.

TRANSACTIONS WITH RELATED PARTIES -- (CONTINUED)

were charged to operating or selling and administrative expenses, as appropriate, were $2,302,000 in 1998, $2,262,000 in 1997 and $2,598,000 in 1996.

     In the opinion of management of the Company, the foregoing transactions were effected at rates that approximate those the Company would have realized or incurred had such transactions been effected with independent third parties.

COMMITMENTS AND CONTINGENCIES

  Environmental Matters

     In the normal course of its business, Matlack is subject to numerous state and federal environmental laws and regulations and also is exposed to the cost and risk of transporting and handling materials and wastes characterized as hazardous by various regulatory agencies. Matlack has received notices from the United States Environmental Protection Agency ("EPA") and others indicating that it is a potentially responsible party ("PRP") with respect to the cleanup of hazardous wastes at several waste disposal sites. Matlack has been named as a defendant in several lawsuits brought under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") for recovery of costs associated with the cleanup of waste disposal sites. Matlack is not the owner or lessor of any of these sites, many of which have several hundred PRPs. Because Matlack is only one of many smaller or deminimis PRPs or defendants at these sites, it is not actively involved in considering alternative methods of remediation as it relates to cleanup or preventive measures at such sites and is unable to quantify the total estimated recovery costs. In addition, Matlack has responded to various governmental requests, principally those of the EPA pursuant to CERCLA, for information with respect to possible disposition of waste materials attributable to it at various waste disposal sites. Based on information currently available and the advice of in-house counsel, the Company's management believes its ultimate liability at these sites will not have a material adverse effect upon the Company.

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

  Litigation

     Prior to 1991, Matlack contributed to a multi-employer pension plan under the Employee Retirement Income Security Act of 1974, as amended ("ERISA"), known as the Central States, Southeast and Southwest Areas Pension Fund (the "Pension Fund"), for certain of its union employees. In April 1991, Matlack closed five terminals in Texas and Louisiana that were contributing to the Pension Fund but continued to make contributions to the Pension Fund at various other terminals. More than six years later, on December 28, 1997, the Pension Fund made a demand on Matlack for $3,700,593, alleging that it was liable under ERISA for a partial withdrawal from the Pension Fund. On June 9, 1998, Matlack initiated arbitration due to the Pension Fund's failure to respond to Matlack's request for review which was filed March 30, 1998. Subsequently, the Pension Fund brought an action in the United States District Court for the Northern District of Illinois, Eastern Division, seeking to collect interim payments prior to the decision of the arbitrator. In November 1998, the Company resolved the Pension Fund's claim in its entirety for $750,000 which has been accrued on the accompanying September 30, 1998 consolidated balance sheet.

                             MATLACK SYSTEMS, INC.

COMMITMENTS AND CONTINGENCIES -- (CONTINUED)

     During the fourth quarter, a judgment of $950,000 was entered against the Company in connection with rent allegedly owed under an expired lease for a terminal previously operated by the Company in Woodbridge, New Jersey. The judgment has been stayed pending appeal and the Company believes, based on the advice of outside counsel, that this judgment will be overturned. Accordingly, the Company has not provided for any liability associated with this judgment.

     Matlack is involved in ordinary routine litigation incidental to the operation of its business. In the opinion of management, based on the advice of in-house counsel, it is only remotely likely that the ultimate resolution of these claims and actions will be material.

ITEM 9.  DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     NONE.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     Except as presented below, the information called for by this Item 10 is incorporated by reference from the Company's Proxy Statement to be filed pursuant to Regulation 14A for the Annual Meeting of Shareholders to be held on January 28, 1999.

     Executive Officers of the Registrant. As of October 31, 1998, the Executive Officers of the registrant were:

                NAME                               POSITION                    AGE       TERM OF OFFICE
                ----                               --------                    ---       --------------
Patrick J. Bagley....................  Vice President -- Finance and           51         7/88 to date
                                         Treasurer and Director
Michael B. Kinnard...................  Vice President -- General Counsel       40         6/94 to date
                                         and Secretary
John W. Rollins, Jr..................  Chairman of the Board                   56         7/88 to date
G. J. Trippitelli....................  President and Chief Executive           55         7/88 to date
                                         Officer and Director
Eugene C. Bonacci....................  Senior Vice President and Chief         58        10/96 to date
                                         Operating Officer

     Eugene C. Bonacci was employed by the Company in 1982 as Vice President of Operations. In 1996, he became Senior Vice President and Chief Operating Officer.

     Michael B. Kinnard has been Vice President -- General Counsel and Secretary to the Company since 1994. Mr. Kinnard also serves as Vice President -- General Counsel and Secretary to Rollins Truck Leasing Corp. and Vice President -- General Counsel to Dover Downs Entertainment, Inc. Prior to joining the Company in 1994, Mr. Kinnard was a partner in the law firm of Baker, Worthington, Crossley, Stansberry & Woolf (now known as Baker, Donelson, Bearman & Caldwell).

     The Company's Executive Officers are elected for the ensuing year and until their successors are elected.

ITEM 11.  EXECUTIVE COMPENSATION.

     The information called for by this Item 11 is incorporated by reference from the Company's Proxy Statement to be filed pursuant to Regulation 14A for the Annual Meeting of Shareholders to be held on January 28, 1999.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The information called for by this Item 12 is incorporated by reference from the Company's Proxy Statement to be filed pursuant to Regulation 14A for the Annual Meeting of Shareholders to be held on January 28, 1999.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     During the year ended September 30, 1998, the following officers and/or directors of the Company were also officers and/or directors of Rollins Truck Leasing Corp.; Patrick J. Bagley, Michael B. Kinnard, William B. Philipbar, Jr., John W. Rollins, John W. Rollins, Jr. and Henry B. Tippie. John W. Rollins owns directly and of record 12.3% of the outstanding shares of Common Stock of Rollins Truck Leasing Corp. at October 31, 1998.

     The description of transactions between the Company and Rollins Truck Leasing Corp. appears under the caption "Transactions with Related Parties" of this 1998 Annual Report on Form 10-K. There were no situations encountered by the Company during fiscal 1998 which required resolution as conflicts of interest.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

     (a) (1) Financial Statements -- The following financial statements are included under the caption "Financial Statements and Supplementary Data" in Part II, Item 8 hereof and are incorporated herein by reference:

                                                              PAGE(S)
                                                              -------
Independent Auditors' Report................................      10

Consolidated Statement of Operations for the years ended
  September 30, 1998, 1997 and 1996.........................      11

Consolidated Balance Sheet at September 30, 1998 and 1997...      12

Consolidated Statement of Cash Flows for the years ended
  September 30, 1998, 1997 and 1996.........................      13

Notes to the Consolidated Financial Statements..............   14-23

(2) Financial Statement Schedules

Matlack Systems, Inc. (Parent)

Schedule I -- Condensed Financial Information...............      28

Balance Sheet at September 30, 1998 and 1997................      28

Statement of Operations for the years ended September 30,
  1998, 1997 and 1996.......................................      29

Statement of Cash Flows for the years ended September 30,
  1998, 1997 and 1996.......................................      30

Note to the Financial Statements............................      31

Matlack Systems, Inc. and Subsidiaries Consolidated

Schedule II -- Valuation and Qualifying Accounts for the
  years ended September 30, 1998, 1997 and 1996.............      32

     Any financial statement schedules otherwise required have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

     (3) Exhibits:

 (3)(a) Articles of Incorporation and By-Laws of Matlack Systems,
        Inc. as filed with Registration Statement No. 33-23524 dated August 5, 1988 are incorporated herein by reference.

 (3)(b) By-Laws of Matlack Systems, Inc. as last amended on January 30, 1997 as filed with the Company's Annual Report on Form 10-K for the year ended September 30, 1997, is incorporated herein by reference.

 (4)(a) Credit Agreement, see Exhibit 10.

    (b) Rights Agreement dated as of June 14, 1989 as last amended on February 13, 1998.

(10)(a) Credit Agreement dated as of August 19, 1998 between Matlack
        (DE), Inc. et al and certain banking institutions named therein with First Union National Bank as agent.

    (b) Matlack Systems, Inc. 1988 Stock Option Plan as filed with Registration Statement No. 33-23524 dated August 5, 1988 is incorporated herein by reference.

    (c) Matlack Systems, Inc. 1995 Stock Option Plan, as filed with the Company's Proxy Statement for the Annual Meeting of
        Shareholders held on January 25, 1996, is incorporated herein by reference.

(21)    Matlack Systems, Inc. Subsidiaries at September 30, 1998.

(27)(a) Matlack Systems, Inc. Financial Data Schedule at September
        30, 1998.

    (b) Matlack Systems, Inc. Restated Financial Data Schedule at
        September 30, 1997

    (c) Matlack Systems, Inc. Restated Financial Data Schedule at
        June 30, 1997

    (d) Matlack Systems, Inc. Restated Financial Data Schedule at
        March 31, 1997

    (e) Matlack Systems, Inc. Restated Financial Data Schedule at
        December 31, 1996

    (f) Matlack Systems, Inc. Restated Financial Data Schedule at
        September 30, 1996

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

DATED: January 8, 1999                            MATLACK SYSTEMS, INC.
                                                       (Registrant)

                                          By: /s /  G. J. Trippitelli
                                              ----------------------------------
                                              G. J. Trippitelli
                                              President and Chief Executive
                                              Officer and Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

       SIGNATURE                                 TITLE                                DATE
       ---------                                 -----                                ----
/s /  PATRICK J. BAGLEY       Director, Vice President -- Finance and             January 8, 1999
--------------------------    Treasurer, Chief Financial Officer, Chief
Patrick J. Bagley             Accounting Officer


/s /  JOHN W. ROLLINS, JR.    Director, Chairman of the Board                     January 8, 1999
--------------------------
John W. Rollins, Jr.


/s /  JOHN W. ROLLINS         Director                                            January 8, 1999
--------------------------
John W. Rollins


/s /  HENRY B. TIPPIE         Chairman of the Executive Committee and             January 8, 1999
--------------------------    Director
Henry B. Tippie

                 SCHEDULE I -- CONDENSED FINANCIAL INFORMATION

                             MATLACK SYSTEMS, INC.
                                 BALANCE SHEET
                                 ($000 OMITTED)

                                                                     SEPTEMBER 30,
                                                                  --------------------
                                                                   1998         1997
                                                                  -------      -------
                           ASSETS
Current assets
  Cash......................................................      $   109      $   578
  Accounts receivable from subsidiaries.....................            1           --
  Other current assets......................................           33           44
  Refundable income taxes...................................          396           98
                                                                  -------      -------
     Total current assets...................................          539          720
Investments in subsidiaries, at equity*.....................       57,518       59,388
                                                                  -------      -------
     Total assets...........................................      $58,057      $60,108
                                                                  =======      =======

            LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Accounts payable..........................................      $   119      $    24
  Accrued liabilities.......................................          176          408
                                                                  -------      -------
     Total current liabilities..............................          295          432
Advance from subsidiary*....................................        1,996        1,896
Other liabilities...........................................            2           63
Deferred income taxes.......................................          124          160
Shareholders' equity
  Common stock $1 par value, 24,000,000 shares authorized;
     issued and outstanding:
     1998: 8,809,634; 1997: 8,778,149.......................        8,809        8,778
  Additional paid-in capital................................       10,597       10,532
  Retained earnings.........................................       36,234       38,247
                                                                  -------      -------
     Total shareholders' equity.............................       55,640       57,557
                                                                  -------      -------
     Total liabilities and shareholders' equity.............      $58,057      $60,108
                                                                  =======      =======

------------------
* Eliminated in consolidation.

 The Note to the Financial Statements is an integral part of these statements.

                 SCHEDULE I -- CONDENSED FINANCIAL INFORMATION
                                  (CONTINUED)

                             MATLACK SYSTEMS, INC.
                            STATEMENT OF OPERATIONS
                                 ($000 OMITTED)

                                                                  YEAR ENDED SEPTEMBER 30,
                                                              --------------------------------
                                                               1998         1997        1996
                                                              -------      ------      -------
Revenues:
  Dividends from subsidiaries...........................      $   504      $  504      $   720
Administrative expenses.................................          412          38          116
                                                              -------      ------      -------
Earnings before income taxes (benefits).................           92         466          604
Income tax (benefits)...................................         (194)        (14)         (17)
                                                              -------      ------      -------
Net earnings of Matlack Systems, Inc....................          286         480          621
Equity in undistributed net earnings (loss) of
  subsidiaries..........................................       (2,299)      1,406       (2,098)
                                                              -------      ------      -------
Net earnings (loss).....................................      $(2,013)     $1,886      $(1,477)
                                                              =======      ======      =======

 The Note to the Financial Statements is an integral part of these statements.

                 SCHEDULE I -- CONDENSED FINANCIAL INFORMATION
                                  (CONTINUED)

                             MATLACK SYSTEMS, INC.
                            STATEMENT OF CASH FLOWS
                                 ($000 OMITTED)

                                                                   YEAR ENDED SEPTEMBER 30,
                                                                  ---------------------------
                                                                  1998       1997       1996
                                                                  -----      -----      -----
Cash flows from operating activities:
  Earnings prior to equity in subsidiaries' undistributed
     earnings (loss)........................................      $ 286      $ 480      $ 621
  Adjustments to reconcile earnings to net cash provided by
     operating activities:
     Changes in assets and liabilities:
        Accounts receivable.................................         (1)         4         (4)
        Accounts payable and accrued liabilities............       (137)       149        139
        Current and deferred income taxes...................       (334)      (384)       107
        Other, net..........................................        (50)        62        102
                                                                  -----      -----      -----
     Net cash provided by operating activities..............       (236)       311        965
                                                                  -----      -----      -----
  Cash flows from investing activities                               --         --         --
  Cash flows from financing activities:
     Exercise of stock options..............................         96         71         46
     Common stock acquired and retired......................         --        (76)      (425)
     Capital contribution to subsidiary.....................       (429)      (534)      (438)
     Advance from subsidiary................................        100        533        107
                                                                  -----      -----      -----
     Net cash used in financing activities..................       (233)        (6)      (710)
                                                                  -----      -----      -----
     Net (decrease) increase in cash........................       (469)       305        255
     Cash beginning of period...............................        578        273         18
                                                                  -----      -----      -----
     Cash end of period.....................................      $ 109      $ 578      $ 273
                                                                  =====      =====      =====
Supplemental information:
  Income taxes paid.........................................      $ 140      $ 530      $ 119

 The Note to the Financial Statements is an integral part of these statements.

                 SCHEDULE I -- CONDENSED FINANCIAL INFORMATION
                                  (CONTINUED)

                             MATLACK SYSTEMS, INC.
                        NOTE TO THE FINANCIAL STATEMENTS

ACCOUNTING POLICIES

     The accounting policies of the Company and its subsidiaries are set forth in the Organization and Accounting Policies note in the consolidated financial statements of this 1998 Annual Report on Form 10-K.

     The Company's principal source of earnings is dividends paid by its subsidiaries. A subsidiary's credit agreement restricts payments to the Company. Net assets of subsidiaries not restricted under such credit agreement totaled $2,765,000 at September 30, 1998. The Company also realizes cash receipts by assessing subsidiaries for federal taxes on income and expends cash in payment of such taxes on a consolidated basis. Tax assessments are based on the amount of federal income taxes which would be payable (recoverable) by each subsidiary company based on its current year's earnings (loss) reduced by that subsidiary's applicable portion of any consolidated credits utilized currently in the consolidated federal income tax return.

                     MATLACK SYSTEMS, INC. AND SUBSIDIARIES

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                                 ($000 OMITTED)

                COLUMN A                  COLUMN B        COLUMN C         COLUMN D   COLUMN E
                --------                  --------   -------------------   --------   --------
                                                          ADDITIONS
                                                     -------------------
                                          BALANCE    CHARGED                          BALANCE
                                             AT      TO COSTS                            AT
              DESCRIPTION                 BEGINNING   AND TO    CHARGED                 END
              -----------                    OF       OTHER     TO OTHER                 OF
YEAR ENDED SEPTEMBER 30,                   PERIOD    EXPENSES   ACCOUNTS   DEDUCTIONS  PERIOD
------------------------                  ---------  --------   --------   ---------- --------
1998: Allowance for doubtful accounts...    $583       $687       $ 91(1)    $693(2)    $668

1997: Allowance for doubtful accounts...    $414       $465       $126(1)    $422(2)    $583

1996: Allowance for doubtful accounts...    $391       $355       $162(1)    $494(2)    $414

------------------

(1) Recoveries.

(2) Bad debt write-offs.

                             MATLACK SYSTEMS, INC.

                             EXHIBITS TO FORM 10-K
                    FOR FISCAL YEAR ENDED SEPTEMBER 30, 1998


INDEX TO
EXHIBITS
--------
 (4)(b) Rights Agreement dated as of June 14, 1989 as last amended on February 13, 1998.

(10)(a)    Credit Agreement dated as of August 19, 1998 between Matlack
           (DE), Inc. et al and certain banking institutions named therein with First Union National Bank as agent.

 21        Matlack Systems, Inc. Subsidiaries at September 30, 1998

(27)(a)    Matlack Systems, Inc. Financial Data Schedule at September
           30, 1998

(27)(b) Matlack Systems, Inc. Restated Financial Data Schedule at September 30, 1997

(27)(c)    Matlack Systems, Inc. Restated Financial Data Schedule at
           June 30, 1997

(27)(d)    Matlack Systems, Inc. Restated Financial Data Schedule at
           March 31, 1997

(27)(e) Matlack Systems, Inc. Restated Financial Data Schedule at December 31, 1996

(27)(f) Matlack Systems, Inc. Restated Financial Data Schedule at September 30, 1996