Form 10-Q
period 1998-12-31
MATLACK SYSTEMS INC
filed 1999-02-16
CIK 837339

Page 1 of 10

                              UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549


                                FORM 10-Q


(Mark One)

/ X /     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT    OF 1934

For the quarterly period ended           December 31, 1998

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


                                                     Yes   X     No _____

     The number of shares of the registrant's common stock outstanding as of December 31, 1998 was 8,814,434.

FORM 10-Q                                                    Page 2 of 10
                     PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain prior year amounts have been reclassified to conform with the current period's presentation. Operating results for the quarter ended December 31, 1998 are not necessarily indicative of the results that may be expected for the year ended September 30, 1999. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 1998.

B.   Earnings Per Share
     Pursuant to the provisions of Statement of Financial Accounting Standards No. 128, "Earnings Per Share," the number of weighted average shares used in computing basic and diluted earnings per share (EPS) are as follows (in thousands):


                                        Quarter Ended
                                         December 31,
                                     1998           1997

     Basic EPS                       8,813          8,786
     Effect of options                 -  (1)         115
     Diluted EPS                     8,813          8,901

     (1) The effect of options was not considered as it would have been anti-dilutive.

     No adjustments to net income available to common stockholders were required during the periods presented.

FORM 10-Q                                                    Page 3 of 10

                          MATLACK SYSTEMS, INC.
                  CONSOLIDATED STATEMENT OF OPERATIONS
               ($000 Omitted Except for Per Share Amounts)


                                                     Quarter Ended
                                                      December 31,
                                                   1998        1997

Revenues                                         $54,512      $62,509
Expenses
  Operating                                       47,165       52,644
  Depreciation and amortization                    2,924        3,267
  Selling and administrative                       5,221        4,919
  Other income                                      (179)        (393)
                                                  55,131       60,437

Operating earnings (loss)                           (619)       2,072

Interest expense                                     934        1,039

Earnings (loss) before income taxes (benefit)     (1,553)       1,033
Income taxes (benefit)                              (562)         434

Net earnings (loss)                              $  (991)     $   599

Earnings (loss) per share
  Basic                                          $  (.11)     $   .07
  Diluted                                        $  (.11)     $   .07

Average common shares outstanding (000)
  Basic                                            8,813        8,786
  Diluted                                          8,813        8,901

Dividends paid per share                           None         None

FORM 10-Q                                                    Page 4 of 10

                          MATLACK SYSTEMS, INC.
                       CONSOLIDATED BALANCE SHEET
                             ($000 Omitted)


                                               December 31,  September 30,
               ASSETS                             1998          1998
Current assets
  Cash                                          $    406      $  5,477
  Accounts receivable, net of allowance for
    doubtful accounts: December-$830;
    September-$668                                30,697        29,831
  Inventories                                      6,528         6,382
  Other current assets                             5,993         4,179
  Refundable income taxes                            160          -
  Deferred income taxes                            2,034         1,572
      Total current assets                        45,818        47,441

Property and equipment, at cost, net of
  accumulated depreciation of:
  December-$132,717; September-$130,600           91,080        94,382
Other assets                                       3,149         1,440
     Total assets                               $140,047      $143,263

     LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Accounts payable                              $  5,055      $  6,846
  Accrued liabilities                             10,699        13,583
  Income taxes payable                              -            1,393
  Current maturities of long-term debt             2,648         2,588
      Total current liabilities                   18,402        24,410

Long-term debt                                    50,120        47,446
Insurance reserves                                 5,458         5,015
Other liabilities                                  1,485         1,266
Deferred income taxes                              9,905         9,486

Commitments and contingent liabilities
  See Part II Legal Proceedings

Shareholders' equity:
  Preferred stock, $1 par value,
    1,000,000 shares authorized; issued and
    outstanding - None
  Common stock, $1 par value,
    24,000,000 shares authorized;
    issued and outstanding:
    December-8,814,434 and
    September-8,809,634                            8,814         8,809
  Capital in excess of par value                  10,620        10,597
  Retained earnings                               35,243        36,234
      Total shareholders' equity                  54,677        55,640
      Total liabilities and
        shareholders' equity                    $140,047      $143,263

FORM 10-Q                                                    Page 5 of 10

                          MATLACK SYSTEMS, INC.
                  CONSOLIDATED STATEMENT OF CASH FLOWS
                             ($000 Omitted)

                                                         Quarter Ended
                                                          December 31,
                                                        1998      1997

Cash flows from operating activities:
  Net earnings (loss)                                  $  (991)  $   599
  Adjustments to reconcile net earnings (loss)
    to net cash used in operating activities:
    Depreciation and amortization                        2,924     3,273
    Net gain on sale of property and equipment            (170)     (393)
    Changes in assets and liabilities:
       Accounts receivable                                (666)     (835)
       Inventories and other assets                     (1,958)   (2,017)
       Accounts payable and accrued liabilities         (4,675)   (2,159)
       Current and deferred income taxes                (1,596)      (31)
       Other, net                                          661      (762)
Net cash used in operating activities                   (6,471)   (2,325)

Cash flows from investing activities:
  Purchase of property and equipment                    (1,734)   (2,731)
  Proceeds from the sale of property and equipment         372     1,384
Net cash used in investing activities                   (1,362)   (1,347)

Cash flows from financing activities:
  Proceeds of long-term debt                            16,300    18,917
  Repayment of long-term debt                          (13,566)  (14,931)
  Exercise of stock options                                 28        30
Net cash provided by financing activities                2,762     4,016

Net (decrease) increase in cash                         (5,071)      344
Cash beginning of period                                 5,477     2,524
Cash end of period                                     $   406   $ 2,868

Supplemental and noncash information:
  Interest paid                                        $   936   $ 1,046
  Income taxes paid                                    $ 1,034   $   465
  Notes receivable from asset disposals
     included in:
        Accounts receivable                            $   200   $   -
        Other assets                                   $ 1,825   $   -

FORM 10-Q                                                    Page 6 of 10

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations: Quarter Ended December 31, 1998 vs. Quarter Ended December 31, 1997

   Revenues for the quarter ended December 31, 1998 decreased by $7,997,000 (12.8%) to $54,512,000 compared with $62,509,000 during the same quarter last year. The number of bulk trucking loads carried decreased by 25.1% and average miles per load increased by 7.5%. Revenue per load increased by 7.6% over the same quarter last year. Overall revenues from the Company's non-bulk trucking operations remained essentially flat when compared with the prior year.

   Operating expenses decreased by $5,479,000 (10.4%) and reflected the decrease in revenues. Drivers' wages decreased by $3,137,000, fuel expense decreased by $1,714,000 and equipment maintenance expense decreased by $432,000, all reflecting the lower level of business.

   Depreciation expense decreased by $343,000 (10.5%) reflecting both the disposition of property and equipment during fiscal 1998 and the first quarter of fiscal 1999 and the fact that a larger portion of the Company's assets have become fully depreciated.

   Other income includes a gain of $154,000 from the sale of a significant portion of the facility owned by Bayonne Terminals, Inc.

   Selling and administrative expenses increased by $302,000 (6.1%) principally as a result of increased spending for management information systems enhancements and, as a percentage of revenue, were 9.6% in 1998 and 7.9% in 1997.

   Interest expense decreased by $105,000 reflecting lower borrowing rates and a slightly lower level of indebtedness when compared with the same period of last year.

   The rate of income tax benefit in the first quarter of fiscal 1999 was 36.2% compared with an effective income tax rate last year of 42.0%.

   The net loss for the quarter was $991,000 or $.11 per diluted share. The loss reflects the Company's lower level of business during the first fiscal quarter.

Liquidity and Capital Resources

   During the first quarter of fiscal 1999, the Company's operating activities required a cash outflow of $6,471,000. Historically, the Company incurs a net cash outflow from operating activities during the first quarter due to the inclusion of annual payments for insurance premiums and incentive compensation payments relating to the prior year. These items, as well as the seasonal nature of the business, cause the net cash flow from operating activities generally to be negative in the first quarter and positive for the next three quarters. The two previous fiscal years' cash flow from operating activities were as follows:


FORM 10-Q                                                    Page 7 of 10

                                           Year ended September 30,
                                             1998            1997
Cash flow from operating activities:
      First fiscal quarter               $(2,325,000)    $(2,086,000)
      Next three quarters                 11,359,000      10,827,000
          Full year                      $ 9,034,000     $ 8,741,000

   Based on the Company's internal projections, the cash flow from operating activities for the remaining three quarters of fiscal 1999 is expected to be similar to the levels experienced during those same periods in the two previous years.

   Capital expenditures in the first quarter of fiscal 1999 were $1,734,000 compared with $2,731,000 in the prior year. The capital expenditures in the first quarter were funded from available cash balances and borrowings under the Company's credit agreement.

   Capital expenditures for the remainder of fiscal 1999 are expected to be between $3,000,000 and $5,000,000. As indicated above, cash flow from operating activities during the remainder of the fiscal year is expected to be sufficient to fund these expected capital expenditures.

   The Company had no commitments for equipment or facilities at December 31, 1998, however, the Company currently is evaluating proposals from tractor suppliers to buy or lease an as of yet undetermined number of new tractors to replace existing older models in its fleet. Current and expected future market conditions will determine the timing and level of this tractor replacement decision. During the quarter ended December 31, 1998, the Company returned 35 tractors to a lessor due to lower overall demand. Bulk trucking service demand continued to decrease during the quarter ended December 31, 1998, however, this trend appears to have slowed.

   The Company's loss from operations for the quarter ended December 31, 1998 would have caused it to be out of compliance with the fixed charge coverage ratio of its credit agreement. The Company amended this credit agreement on February 12, 1999 and modified the terms of this covenant for the quarter ended December 31, 1998 and the next three quarters. The Company was in compliance with all the terms of the amended credit agreement at December 31, 1998 and, based on its internal projections, expects to remain in compliance with the modified terms of the agreement for the remainder of the fiscal year. At December 31, 1998, a total of $13,700,000 was available under this credit facility.

   On December 16, 1998, the Company sold a significant portion of its Bayonne Terminals, Inc. facility for $2,275,000 in cash and notes. The proceeds from the notes are expected to be realized as follows: $200,000 in fiscal 2000, $300,000 in fiscal 2001 and $1,525,000 in fiscal 2002.

   At December 31, 1998, the Company had required debt service obligations of $2,347,000 during the next 12 months. Required debt service for fiscal year 2000 is $1,638,000.


FORM  10-Q                                                   Page 8 of 10

   Otherwise, there were no material changes in the Company's financial condition and its liquidity and capital resources since September 30, 1998. For further details, see page 6 of the Company's 1998 Annual Report to Shareholders on Form 10-K for the year ended September 30, 1998.

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

   Various risks and uncertainties may affect the operations, performance, development and results of the Company's business and could cause future outcomes to differ materially from those set forth in forward-looking statements, including the following factors: general economic conditions, competitive factors and pricing pressures, shift in market demand, the performance and needs of industries served by the Company, particularly the chemical industry, equipment utilization, management's success in developing and introducing new services and lines of business, potential increases in labor costs, potential increases in equipment, maintenance and fuel costs, uncertainties of litigation, the Company's ability to finance its future business requirements through outside sources or internally generated funds, the availability of adequate levels of insurance, success or timing of completion of ongoing or anticipated capital or maintenance projects, management retention and development, changes in Federal, State and local laws and regulations, including environmental regulations, as well as the risks, uncertainties and other factors described from time to time in the Company's SEC filings and reports.

Year 2000 ("Y2K") Readiness Disclosure

   The Company is aware of the issues related to the approach of the year 2000 and has assessed and investigated what steps must be taken to ensure that its critical systems and equipment will function appropriately after the turn of the century. The Company has completed a review of each of its core systems to determine their Y2K compliance. As a result, the Company is replacing its Service Management System with one designed to be Y2K compliant from inception. The remaining core systems are vendor-supplied and maintained systems where the Company has received Y2K compliant upgrades and is in various stages of implementation and testing. The Company expects to complete its Service Management System replacement by June 30, 1999 and has taken actions toward making all other non-core systems Y2K compliant by September 30, 1999. The Service Management System replacement is expected to cost approximately $4,400,000 of which $3,700,000 had been expended as of December 31, 1998.
FORM 10-Q                                                    Page 9 of 10

   The Company relies on Qualcomm to provide the satellite tracking system necessary to track the location of its transportation equipment and to provide dispatch and routing information to its drivers. The Company has been informed that the software utilized by Qualcomm and the Company is fully Y2K compliant. A failure of the satellite communication system could have a materially adverse effect on the Company's results of operations. The Company is relying on the contingency plan established by Qualcomm to prevent the interruption of business. As an additional backup, the Company plans to use its existing telephone systems to dispatch its equipment and provide support to its drivers in the event of a complete satellite system failure. In addition, the Company utilizes Comdata to allow drivers to purchase fuel outside of the Company's terminal locations. The Company has been informed that Comdata expects to be fully Y2K compliant by June 30, 1999. The Company also interacts with many of its vendors through electronic data interchange (EDI). Although the Company is Y2K compliant in its EDI applications, it cannot and does not guarantee the Y2K compliance of its business partners' systems.

   The Company is in the process of formulating a contingency plan to deal with Y2K issues and expects such plan to be completed by June 30, 1999. However, due to the complexity and widespread nature of such issues, the contingency planning process of necessity must be an ongoing one requiring possible further modification as more information becomes known regarding
(1) the Company's own systems and facilities, and (2) the status and changes therein of the Y2K compliance efforts of outside suppliers and vendors. Management believes that the Company's current state of readiness, the nature of the Company's business, and the availability of the contingency plan minimizes Y2K risks. Management does not foresee significant liability to third parties if one or more of the Company's systems are not Y2K compliant. As significant Y2K uncertainties remain outside the control of the Company, at this time the Company is unable to determine a most reasonably likely worst case scenario.

   Through December 31, 1998, the Company has incurred, in addition to the Service Management System costs noted above, $230,000 of internal staff costs necessary to review and further Y2K compliance of its core operating systems. All Y2K costs have been and will continue to be funded from cash flows from operations. The Company expects the total costs associated with its Y2K readiness program to aggregate approximately $400,000.

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

FORM 10-Q                                                   Page 10 of 10

Item 4.  Submission of Matters to a Vote of Security Holders
   None.

Item 5.  Other Information
   None.

Item 6.  Exhibits and Reports on Form 8-K
   None.

                               SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


DATE:   February 16, 1999                MATLACK SYSTEMS, INC.
                                           (Registrant)


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