Form 10-Q
period 1999-03-31
MATLACK SYSTEMS INC
filed 1999-05-07
CIK 837339

Page 1 of 10

                              UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                                FORM 10-Q


(Mark One)

/ X / QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      March 31, 1999

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

                                                  Yes   X     No _____


     The number of shares of the registrant's common stock outstanding as of March 31, 1999 was 8,814,434.






FORM 10-Q                                                    Page 2 of 10
                     PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

A.   Basis of Presentation
     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain prior year amounts have been reclassified to conform with the current period's presentation. Operating results for the quarter and six months ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ended September 30, 1999. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 1998.

B.   Earnings Per Share
     Pursuant to the provisions of Statement of Financial Accounting Standards No. 128, "Earnings Per Share," the number of weighted average shares used in computing basic and diluted earnings per share (EPS) are as follows (in thousands):

                                Quarter Ended        Six Months Ended
                                   March 31,             March 31,
                                1999      1998        1999      1998

Basic EPS                       8,814     8,787       8,814     8,786
Effect of assumed option
 exercises                        -  (1)    151         -  (1)    130
Diluted EPS                     8,814     8,938       8,814     8,916

(1) The effect of options was not considered as it would have been anti-dilutive.

     No adjustments to net income available to common stockholders were required during the periods presented.

FORM 10-Q                                                    Page 3 of 10

Item 1.  Financial Statements

                          MATLACK SYSTEMS, INC.
                   CONSOLIDATED STATEMENT OF EARNINGS
               ($000 Omitted Except for Per Share Amounts)


                                  Quarter          Six Months Ended
                                  March 31,             March 31,
                               1999     1998         1999      1998

Revenues                      $51,638  $61,201     $106,150  $123,710

Operating expenses             45,399   51,863       92,564   104,507
Depreciation and amortization   2,852    3,085        5,776     6,352
Selling and administrative
  expenses                      5,038    5,114       10,259    10,033
Other (income)                   (224)    (505)        (403)     (898)
                               53,065   59,557      108,196   119,994

Operating earnings (loss)      (1,427)   1,644       (2,046)    3,716

Interest expense                  948    1,049        1,882     2,088

Earnings (loss) before
  income taxes (benefit)       (2,375)     595       (3,928)    1,628

Income taxes (benefit)           (879)     250       (1,441)      684

Net earnings (loss)           $(1,496) $   345     $ (2,487) $    944

Earnings (loss) per share
          - Basic             $  (.17) $   .04     $   (.28) $    .11

          - Diluted           $  (.17) $   .04     $   (.28) $    .11

Average common shares
  outstanding (000)
          - Basic               8,814    8,787        8,814     8,786
          - Diluted             8,814    8,938        8,814     8,916

Dividends paid per share        None     None         None      None

FORM 10-Q                                                    Page 4 of 10

                          MATLACK SYSTEMS, INC.
                       CONSOLIDATED BALANCE SHEET
                             ($000 Omitted)

                                                March 31,   September 30,
               ASSETS                             1999          1998
Current assets
  Cash                                          $  2,892      $  5,477
  Accounts receivable, net of allowance for
    doubtful accounts: March-$814;
    September-$668                                31,132        29,831
  Inventories                                      6,392         6,382
  Other current assets                             3,505         4,179
  Refundable income taxes                          1,055          -
  Deferred income taxes                            2,014         1,572
      Total current assets                        46,990        47,441

Property and equipment, at cost, net of
  accumulated depreciation of:
  March-$133,026; September-$130,600              90,316        94,382
Other assets                                       3,372         1,440
     Total assets                               $140,678      $143,263

     LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Accounts payable                              $  6,971      $  6,846
  Accrued liabilities                             11,492        13,583
  Income taxes payable                              -            1,393
  Current maturities of long-term debt             2,680         2,588
      Total current liabilities                   21,143        24,410

Long-term debt                                    49,907        47,446
Insurance reserves                                 5,053         5,015
Other liabilities                                  1,610         1,266
Deferred income taxes                              9,784         9,486

Commitments and contingent liabilities
  See Part II Legal Proceedings

Shareholders' equity:
  Preferred stock, $1 par value,
    1,000,000 shares authorized; issued and
    outstanding - None
  Common stock, $1 par value,
    24,000,000 shares authorized;
    issued and outstanding:
    March-8,814,434 and September-8,809,634        8,814         8,809
  Capital in excess of par value                  10,620        10,597
  Retained earnings                               33,747        36,234
      Total shareholders' equity                  53,181        55,640
      Total liabilities and
        shareholders' equity                    $140,678      $143,263

FORM 10-Q                                                    Page 5 of 10

                          MATLACK SYSTEMS, INC.
                  CONSOLIDATED STATEMENT OF CASH FLOWS
                             ($000 Omitted)

                                                       Six Months Ended
                                                            March 31,
                                                        1999      1998

Cash flows from operating activities:
  Net earnings (loss)                                  $(2,487)  $   944
  Adjustments to reconcile net earnings (loss) to net
    cash (used in) provided by operating activities:
    Depreciation and amortization                        5,776     6,352
    Net gain on sale of property and equipment            (361)     (898)
    Changes in assets and liabilities:
       Accounts receivable                              (1,101)     (723)
       Inventories and other assets                        311      (968)
       Accounts payable and accrued liabilities         (1,966)   (2,566)
       Current and deferred income taxes                (2,592)      163
       Other, net                                          382      (408)
Net cash (used in) provided by operating activities     (2,038)    1,896

Cash flows from investing activities:
  Purchase of property and equipment                    (4,123)   (5,771)
  Proceeds from sale of equipment                          995     3,099
Net cash used in investing activities                   (3,128)   (2,672)

Cash flows from financing activities:
  Proceeds of long-term debt                            26,000    32,081
  Repayment of long-term debt                          (23,447)  (31,529)
  Exercise of stock options                                 28        33
Net cash provided by financing activities                2,581       585

Net decrease in cash                                    (2,585)     (191)
Cash beginning of period                                 5,477     2,524
Cash end of period                                     $ 2,892   $ 2,333

Supplemental and noncash information:
  Interest paid                                        $ 1,441   $ 1,722
  Income taxes paid                                    $ 1,150   $   521

Notes receivable from asset disposals included in:
  Accounts receivable                                  $   200   $   -
  Other assets                                         $ 1,825   $   -

FORM 10-Q                                                    Page 6 of 10

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations: Six Months Ended March 31, 1999 vs. Six Months Ended March 31, 1998
  Revenues for the six months ended March 31, 1999 decreased by $17,560,000 (14.2%) from $123,710,000 to $106,150,000. The number of loads carried decreased by 22.5% while the average miles per load increased by 4.2%. Revenue per load carried increased by 4.9% over the same period of last year. Revenues from the Company's non-bulk trucking subsidiaries decreased by 3.4% when compared with the prior year.

  Operating expenses decreased by $11,943,000 (11.4%) and reflected the decrease in revenues. Drivers' wages decreased by $5,723,000, fuel expense decreased by $2,766,000, purchased transportation decreased by $2,573,000, equipment maintenance expense decreased by $420,000 and tank cleaning expense decreased by $391,000, all reflecting the lower level of business. Operating expenses as a percentage of revenues increased to 87.2% in 1999 from 84.5% in 1998.

  Depreciation expense decreased by $576,000 (9.1%) reflecting the disposition of property and equipment both during fiscal 1998 and the first six months of fiscal 1999.

  Other income of $403,000 represents principally the net gain derived from the disposal of property and equipment during the current fiscal year. The sale, during the first quarter of fiscal 1999, of a significant portion of the facility owned by Bayonne Terminals, Inc. accounted for $154,000 of the gain.

  Selling and administrative expenses increased by $226,000 (2.3%) principally as a result of increased spending for management information systems enhancements. As a percentage of revenue, selling and administrative expenses were 9.7% in 1999 and 8.1% in 1998.

  Interest expense decreased by $206,000 (9.9%) reflecting lower borrowing rates on a slightly increased level of borrowing when compared with the same period of last year.

  The rate of income tax benefit for the first six months of fiscal 1999 was 36.7% compared with an effective tax rate last year of 42.0%.

  The net loss for the fist six months of fiscal 1999 was $2,487,000 or $.28 per diluted share. The loss reflects the Company's lower level of business during the first six months of the current fiscal year.

Results of Operations: Quarter Ended March 31, 1999 vs. Quarter Ended March 31, 1999
  Revenues for the quarter ended March 31, 1999 were $51,638,000 compared with $61,201,000 reported in the second quarter last year. The decrease of $9,563,000 was principally due to lower demand for transportation services in the chemical industry. The number of loads carried decreased by 19.9%. During the quarter, revenue per load carried increased by 2.3%, while miles per load and revenue per mile remained essentially unchanged. Non-bulk trucking revenues decreased by 11.7% and reflected the continued weak demand for the Company's services.

FORM 10-Q                                                    Page 7 of 10

  Operating expenses decreased by $6,464,000 (12.5%) and reflected the decrease in revenues. Drivers' wages decreased by $2,586,000, fuel expense decreased by $1,052,000, purchased transportation decreased by $1,499,000 and tank cleaning expense decreased by $335,000, all reflecting the lower level of business. Operating expenses as a percentage of revenues increased to 87.9% in 1999 from 84.5% in 1998.

  Depreciation expense decreased by $233,000 (7.6%) reflecting the disposition of property and equipment both during fiscal 1998 and the first six months of fiscal 1999.

  Other income of $224,000 represents the net gain derived from the disposal of property and equipment during the current quarter. The Company sold 10 tractors, 60 trailers and a terminal facility in Marietta, Ohio which accounted for the gain realized.

  Selling and administrative expenses decreased by $76,000 (1.5%) reflecting in part the lower level of business and, as a percentage of revenue, were 9.8% in 1999 and 8.4% in 1998.

  Interest expense decreased by $101,000 (9.6%) reflecting lower borrowing rates on a lower level of borrowing when compared with the same period of last year.

  The rate of income tax benefit for the second quarter of fiscal 1999 was 37.0% compared with an effective income tax rate last year of 42.0%.

  The net loss for the second quarter of fiscal 1999 was $1,496,000 or $.17 per diluted share. The loss reflects the continued lower level of business experienced by the Company.

Liquidity and Capital Resources
  During the second quarter of fiscal 1999, the Company's operating activities produced a positive cash flow of $4,433,000 which, along with the cash proceeds of $623,000 received from the sale of property and equipment were used to purchase property and equipment for $2,389,000, to reduce indebtedness by $181,000 and to increase the Company's cash balance by $2,486,000. Based on the Company's internal projections, the cash flow from operating activities for the remainder of fiscal 1999 is expected to be positive.

  Capital expenditures for the remainder of fiscal 1999 are expected to be approximately $3,000,000. Cash flow from operating activities during the remainder of the fiscal year is expected to be in excess of these expected capital expenditures.

  The Company had no commitments for equipment or facilities at March 31, 1999, however, the Company is evaluating proposals from tractor suppliers to buy or lease an undetermined number of new tractors to replace existing older models in its fleet. Current and expected future market conditions will determine the timing and level of this tractor replacement decision.





FORM 10-Q                                                    Page 8 of 10

  On February 12, 1999, the Company modified the terms of its credit agreement for the quarter ended December 31, 1998 and the next three quarters. The Company was in compliance with all the terms of the amended credit agreement at March 31, 1999 and, based on its internal projections, expects to remain in compliance with the modified terms of the agreement for the remainder of the fiscal year. At March 31, 1999, a total of $8,853,000 was available under this credit facility.

  Otherwise, there have been no material changes in the Company's financial condition and its liquidity and capital resources since September 30, 1998. For further details, see the Company's 1998 Annual Report to Shareholders on Form 10-K for the year ended September 30, 1998.

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

Year 2000 ("Y2K") Readiness Disclosure

  The Company is aware of the issues related to the approach of the year 2000 and has assessed and investigated what steps must be taken to ensure that its critical systems and equipment will function appropriately after the turn of the century. The Company has completed a review of each of its core systems to determine their Y2K compliance. As a result, the Company is replacing its Service Management System with one designed to be Y2K compliant from inception. The remaining core systems are vendor-supplied and maintained systems where the Company has received Y2K compliant upgrades and is in various stages of implementation and testing. The
FORM 10-Q                                                    Page 9 of 10

Company expects to complete its Service Management System replacement by June 30, 1999 and has taken actions toward making all other non-core systems Y2K compliant by September 30, 1999. The Service Management System replacement is expected to cost approximately $4,400,000 of which $3,850,000 had been expended as of March 31, 1999.

  The Company relies on Qualcomm to provide the satellite tracking system necessary to track the location of its transportation equipment and to provide dispatch and routing information to its drivers. The Company has been informed that the software utilized by Qualcomm and the Company is fully Y2K compliant. A failure of the satellite communication system could have a materially adverse effect on the Company's results of operations. The Company is relying on the contingency plan established by Qualcomm to prevent the interruption of business. As an additional backup, the Company plans to use its existing telephone systems to dispatch its equipment and provide support to its drivers in the event of a complete satellite system failure. In addition, the Company utilizes Comdata to allow drivers to purchase fuel outside of the Company's terminal locations. The Company has been informed that Comdata expects to be fully Y2K compliant by June 30, 1999. The Company also interacts with many of its vendors through electronic data interchange (EDI). Although the Company is Y2K compliant in its EDI applications, it cannot and does not guarantee the Y2K compliance of its business partners' systems. However, as part of the Company's contingency planning, programs are in place which permit the Company to deal with its EDI business partners in a non-EDI environment, if necessary. Therefore, the failure of any such business partners to achieve Y2K compliance would not have a material adverse effect upon the Company's operations.

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

  Through March 31, 1999, the Company has incurred, in addition to the Service Management System costs noted above, $300,000 of internal staff costs necessary to review and further Y2K compliance of its core operating systems. All Y2K costs have been and will continue to be funded from cash flows from operations. The Company expects the total costs associated with its Y2K readiness program to aggregate approximately $400,000.






FORM 10-Q                                                    Page 9 of 10

                       PART II - OTHER INFORMATION

Item 1.  Legal Proceedings
  There are various claims and legal actions pending against the Company. In the opinion of management, based on the advice of Michael B. Kinnard the Company's in-house General Counsel, the outcome of such claims and litigation will not have a material adverse effect upon the Company's financial position or results of operations.

Item 2.  Changes in Securities
  None.

Item 3.  Defaults Upon Senior Securities
  None.

Item 4.  Submission of Matters to a Vote of Security Holders
  The Company's Annual Meeting of Shareholders was held on January 28, 1999. With regard to Proposal No. 1 of the NOTICE OF ANNUAL MEETING OF SHAREHOLDERS TO BE HELD ON JANUARY 28, 1999 to elect two Class I Directors to the Board of Directors, Patrick J. Bagley and Gerard J. Trippitelli were elected. At the meeting, 5,675,685 and 5,670,076 affirmative votes were cast for Patrick J. Bagley and Gerard J. Trippitelli, respectively. There were no votes cast against either nominee and 8,528 and 14,137 votes were withheld from Patrick J. Bagley and Gerard J. Trippitelli, respectively.

Item 5.  Other Information
  None.

Item 6.  Exhibits and Reports on Form 8-K
  (a)  Exhibits
         Exhibit 27 - Financial Data Schedule

  (b)  Reports on Form 8-K
         None.

                               SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


DATE:    May 7, 1999                   MATLACK SYSTEMS, INC.
                                             (Registrant)


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