Form 10-Q
period 1999-06-30
MATLACK SYSTEMS INC
filed 1999-08-13
CIK 837339

Page 1 of 10

                              UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                                FORM 10-Q


(Mark One)

/ X / QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended        June 30, 1999
                                   OR

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

                                                  Yes   X     No _____


     The number of shares of the registrant's common stock outstanding as of June 30, 1999 was 8,814,434.

FORM 10-Q                                                    Page 2 of 10


                     PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

A.   Basis of Presentation
     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain prior year amounts have been reclassified to conform with the current period's presentation. Operating results for the quarter and nine months ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ended September 30, 1999. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 1998.

B.   Earnings Per Share
     Pursuant to the provisions of Statement of Financial Accounting Standards No. 128, "Earnings Per Share," the number of weighted average shares used in computing basic and diluted earnings per share (EPS) are as follows (in thousands):

                              Three Months Ended     Nine Months Ended
                                    June 30,              June 30,
                                1999      1998        1999      1998

Basic EPS                       8,814     8,787       8,814     8,787
Effect of assumed option
 exercises                        -         131         -         131
Diluted EPS                     8,814     8,918       8,814     8,918


     No adjustments to net earnings available to common shareholders were required during the periods presented.

FORM 10-Q                                                    Page 3 of 10

                          MATLACK SYSTEMS, INC.
                  CONSOLIDATED STATEMENT OF OPERATIONS
               ($000 Omitted Except for Per Share Amounts)


                                Quarter Ended       Nine Months Ended
                                  June 30,               June 30,
                                1999     1998        1999      1998

Revenues                      $50,567  $60,002     $156,717  $183,712

Operating expenses             44,926   49,406      137,490   153,913
Depreciation                    2,778    2,883        8,554     9,235
Selling and administrative
  expenses                      5,560    5,276       15,819    15,309
Other income                     (854)    (162)      (1,257)   (1,060)
                               52,410   57,403      160,606   177,397

Operating earnings (loss)      (1,843)   2,599       (3,889)    6,315

Interest expense                  928      989        2,810     3,077

Earnings (loss) before income
  taxes (benefit)              (2,771)   1,610       (6,699)    3,238

Income taxes (benefit)         (1,013)     805       (2,454)    1,489

Net earnings (loss)           $(1,758) $   805     $ (4,245) $  1,749

Earnings (loss) per share
          - Basic             $  (.20) $   .09     $   (.48) $    .20

          - Diluted           $  (.20) $   .09     $   (.48) $    .20

Average common shares
  outstanding (000)
          - Basic               8,814    8,787        8,814     8,787
          - Diluted             8,814    8,918        8,814     8,918

Dividends paid per share        None     None         None      None

FORM 10-Q                                                    Page 4 of 10

                          MATLACK SYSTEMS, INC.
                       CONSOLIDATED BALANCE SHEET
                             ($000 Omitted)

                                                 June 30,   September 30,
               ASSETS                             1999          1998
Current assets
  Cash                                          $  2,268      $  5,477
  Accounts receivable, net of allowance for
    doubtful accounts: June-$957;
    September-$668                                30,776        29,831
  Inventories                                      6,296         6,382
  Other current assets                             2,596         4,179
  Refundable income taxes                          1,950           -
  Deferred income taxes                            1,889         1,572
      Total current assets                        45,775        47,441

Property and equipment, at cost, net of
  accumulated depreciation of:
  June-$135,295; September-$130,600               88,630        94,382
Other assets                                       3,190         1,440
     Total assets                               $137,595      $143,263

     LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Accounts payable                              $  6,020      $  6,846
  Accrued liabilities                             11,926        13,583
  Income taxes payable                              -            1,393
  Current maturities of long-term debt             1,908         2,588
      Total current liabilities                   19,854        24,410

Long-term debt                                    50,313        47,446
Insurance reserves                                 5,040         5,015
Other liabilities                                  1,461         1,266
Deferred income taxes                              9,504         9,486

Commitments and contingent liabilities
  See Part II Legal Proceedings

Shareholders' equity:
  Preferred stock, $1 par value,
    1,000,000 shares authorized; issued and
    outstanding - None
  Common stock, $1 par value,
    24,000,000 shares authorized;
    issued and outstanding:
    June-8,814,434 and September-8,809,634         8,814         8,809
  Capital in excess of par value                  10,619        10,597
  Retained earnings                               31,990        36,234
      Total shareholders' equity                  51,423        55,640
      Total liabilities and
        shareholders' equity                    $137,595      $143,263

FORM 10-Q                                                    Page 5 of 10

                          MATLACK SYSTEMS, INC.
                  CONSOLIDATED STATEMENT OF CASH FLOWS
                             ($000 Omitted)

                                                       Nine Months Ended
                                                            June 30,
                                                        1999      1998

Cash flows from operating activities:
  Net earnings (loss)                                  $(4,245)  $ 1,749
  Adjustments to reconcile net earnings (loss) to net
    cash (used in) provided by operating activities:
    Depreciation and amortization                        8,554     9,252
    Net gain on sale of property and equipment          (1,181)   (1,060)
    Changes in assets and liabilities:
       Accounts receivable                                (745)      235
       Inventories and other assets                      1,349      (268)
       Accounts payable and accrued liabilities         (2,483)   (3,138)
       Current and deferred income taxes                (3,642)      585
       Other, net                                          219      (615)
Net cash (used in) provided by operating activities     (2,174)    6,740

Cash flows from investing activities:
  Purchase of property and equipment                    (5,152)   (6,622)
  Proceeds from sale of property and equipment           1,902     3,958
Net cash used in investing activities                   (3,250)   (2,664)

Cash flows from financing activities:
  Proceeds of long-term debt                            47,400    42,581
  Repayment of long-term debt                          (45,213)  (44,792)
  Exercise of stock options                                 28        33
Net cash provided by (used in) financing activities      2,215    (2,178)

Net (decrease) increase in cash                         (3,209)    1,898
Cash beginning of period                                 5,477     2,524
Cash end of period                                     $ 2,268   $ 4,422

Supplemental and noncash information:
  Interest paid                                        $ 2,779   $ 2,725
  Income taxes paid                                    $ 1,188   $   905

Notes receivable from asset disposals included in:
  Accounts receivable                                  $   200   $  -
  Other assets                                         $ 1,825   $  -

FORM 10-Q                                                    Page 6 of 10

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations: Nine Months Ended June 30, 1999 vs. Nine Months Ended June 30, 1998
  Revenues for the nine months ended June 30, 1999 decreased by $26,995,000 (14.7%) to $156,717,000 from $183,712,000. The number of loads carried decreased 21.9% while average miles per load increased 5.1%. Revenue per load carried increased by 5.8% over the same period of last year. Overall revenues from the Company's non-bulk trucking subsidiaries decreased by 7.9% when compared with the prior year. This revenue decline included a 23.5% decrease from Matlack International, Inc.

  Operating expenses decreased by $16,423,000 (10.7%) and reflected the decreased level of business. Drivers' wages decreased by $6,835,000, fuel expense decreased by $3,229,000, purchased transportation decreased by $4,602,000 and tank cleaning expense decreased by $619,000, all reflecting the lower level of business. Operating expenses as a percentage of revenues increased to 87.7% in 1999 from 83.8% in 1998.

  Depreciation expense decreased by $681,000 (7.4%) reflecting the disposition of property and equipment both during fiscal 1998 and the first nine months of fiscal 1999.

  Other income of $1,257,000 represents principally the net gain derived from the disposal of property and equipment during the current fiscal year. The sale, during the first quarter of fiscal 1999, of a significant portion of the facility owned by Bayonne Terminals, Inc. accounted for $154,000 of the gain. Third quarter results reflected a gain of $570,000 from the sale of tractors and a gain of $240,000 from the sale of a facility.

  Selling and administrative expenses increased by $510,000 (3.3%) and as a percentage of revenue, were 10.1% in 1999 and 8.3% in 1998. Bad debt expense for the nine-month period increased by $310,000.

  Interest expense decreased by $267,000 (8.7%) reflecting lower borrowing rates on an increased level of borrowing when compared with the same period of last year.

  The rate of income tax benefit for the nine months of fiscal 1999 was 36.6% compared with an effective tax rate last year of 46.0%.

  The net loss for the first nine months of fiscal 1999 was $4,245,000 or $.48 per diluted share. The loss reflects the Company's lower level of business during the first nine months of the current fiscal year.

Results of Operations:  Quarter Ended June 30, 1999 vs. Quarter Ended June
30, 1998
  Revenues for the quarter ended June 30, 1999 were $50,567,000 compared with $60,002,000 reported in the third quarter last year. The decrease of $9,435,000 (15.7%) was principally due to continued lower demand for transportation services in the chemical industry. The number of loads carried decreased by 20.4%. During the quarter, revenue per load increased by 7.6%, miles per load increased by 6.9% while revenue per mile remained essentially flat. Matlack International, Inc.'s revenues for the third quarter declined by 43.4%. Overall, non-bulk trucking revenues decreased
FORM 10-Q                                                    Page 7 of 10

by 16.7% and reflected the continued weak demand for the Company's services.

  Operating expenses decreased by $4,480,000 (9.1%) and reflected the decrease in revenues. Drivers' wages decreased by $1,112,000, fuel expense decreased by $463,000, purchased transportation decreased by $2,029,000 and tank cleaning expense decreased by $228,000, all reflecting the lower level of business. When compared with the third quarter of the prior year, maintenance expense increased by $378,000. Operating expenses as a percent of revenues increased to 88.8% in 1999 from 82.3% in 1998.

  Other income of $854,000 principally reflects the net gain derived from the sale of property and equipment during the quarter, as previously discussed.

  Depreciation expense decreased by $105,000 (3.6%) reflecting both the disposition of property and equipment during fiscal 1998 and fiscal 1999 to date and the fact that a larger portion of the Company's assets have become fully depreciated.

  Selling and administrative expenses increased by $284,000 (5.4%) and, as a percentage of revenue, were 11.0% in 1999 and 8.8% in 1998. An increase in bad debt expense of $105,000 was noted during the quarter.

  Interest expense decreased $61,000 (6.2%) reflecting lower borrowing rates on an increased level of borrowings during the current fiscal year compared with the same period of last year.

  The rate of income tax benefit for the third quarter of fiscal 1999 was 36.6% compared with an effective income tax rate last year of 50.0%.

  The net loss for the third quarter of fiscal 1999 was $1,758,000 or $.20 per diluted share. The loss reflects the continued lower level of business experienced by the Company.

Liquidity and Capital Resources
  During the first nine months of fiscal 1999, the Company purchased property and equipment for $5,152,000 and used cash of $2,174,000 for operating activities. Cash was provided from the sale of property and equipment of $1,902,000, from financing activities of $2,215,000 and a reduction in cash balances of $3,209,000.

  During the third quarter of fiscal 1999, the Company's cash balance decreased by $624,000 as the result of purchasing property and equipment of $1,029,000 less the proceeds realized from the sale of property and equipment of $907,000, repaying indebtedness of $366,000 and using $136,000 from operating activities. Based on the Company's internal projections, cash flow from operating activities for the fourth quarter of fiscal 1999 is expected to be positive and capital expenditures for the purchase of property and equipment less the proceeds from the sale of property and equipment is expected to be approximately $1,000,000.

  The Company had no commitments for equipment or facilities at June 30, 1999. However, on August 3, 1999, the Company placed an order with a tractor supplier for the lease of 100 sleeper tractors to replace older

FORM 10-Q                                                    Page 8 of 10

models in its fleet. Delivery is expected to take place over the next year.

  The Company believes that current cash balances, availability under its credit facility, as amended, proceeds from the sale of excess equipment or facilities and its ability to generate funds internally should be sufficient to fund capital expenditures and increases in working capital required to accommodate current levels of business activity. The credit facility mentioned above is the Company's $75,000,000 Credit Agreement. It contains certain financial covenants, including those relating to the maintenance of a minimum net worth, a minimum fixed charge coverage ratio and a maximum leverage ratio, as defined in the Credit Agreement. On August 10, 1999, the Credit Agreement was amended to revise the financial covenants effective June 30, 1999 and to secure amounts outstanding. As a result of this amendment, the Company was in compliance with all the financial covenants as of June 30, 1999. Based on current projections, it is likely that the Company will remain in compliance with the revised terms of the Credit Agreement for the quarter ending September 30, 1999.

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

FORM 10-Q                                                    Page 9 of 10

Year 2000 ("Y2K") Readiness Disclosure
  The Company is aware of the issues related to the approach of the year 2000 and has assessed and investigated what steps must be taken to ensure that its critical systems and equipment will function appropriately after the turn of the century. The Company has completed a review of each of its core systems to determine their Y2K compliance. As a result, the Company replaced its Service Management System with one designed to be Y2K-compliant from inception. The remaining core systems are vendor-supplied and maintained systems where the Company has received Y2K-compliant upgrades and is in various stages of implementation and testing. The Company has completed the implementation of its Service Management System and continues activities toward making all other non-core systems Y2K-compliant by September 30, 1999. The Service Management System replacement is expected to cost approximately $4,400,000 of which $4,000,000 had been expended as of June 30, 1999.

  The Company relies on Qualcomm to provide the satellite tracking system necessary to track the location of its transportation equipment and to provide dispatch and routing information to its drivers. The Company has been informed that the software utilized by Qualcomm and the Company is fully Y2K-compliant. A failure of the satellite communication system could have a materially adverse effect on the Company's results of operations. The Company is relying on the contingency plan established by Qualcomm to prevent the interruption of business. As an additional backup, the Company plans to use its existing telephone systems to dispatch its equipment and provide support to its drivers in the event of a complete satellite system failure. In addition, the Company utilizes Comdata to allow drivers to purchase fuel outside of the Company's terminal locations. The Company has been informed that Comdata's systems associated with fuel purchases are Y2K-compliant. The Company also interacts with many of its vendors through electronic data interchange (EDI). Although the Company is Y2K-compliant in its EDI applications, it cannot and does not guarantee the Y2K compliance of its business partners' systems. However, as part of the Company's contingency planning, programs are in place which permit the Company to deal with its EDI business partners in a non-EDI environment, if necessary. Therefore, the failure of any such business partners to achieve Y2K compliance should not have a material adverse effect upon the Company's operations.

  The Company has completed its initial contingency plan to deal with Y2K issues. However, due to the complexity and widespread nature of such issues, the contingency planning process of necessity must be an ongoing one and one which might require further modification as more information becomes known regarding (1) the Company's own systems and facilities, and
(2) the status and changes therein of the Y2K compliance efforts of outside suppliers and vendors. Management believes that the Company's current state of readiness, the nature of the Company's business, and the availability of the contingency plan minimizes Y2K risks. Management does not foresee significant liability to third parties if one or more of the Company's systems are not Y2K-compliant. As significant Y2K uncertainties remain outside the control of the Company, at this time the Company is unable to determine a most reasonably likely worst case scenario.

  Through June 30, 1999, the Company has incurred, in addition to the Service Management System costs noted above, $340,000 of internal staff costs necessary to review and further Y2K compliance of its core operating
FORM 10-Q                                                   Page 10 of 10

systems. All Y2K costs have been and will continue to be funded from cash flows from operations. The Company expects the total costs associated with its Y2K readiness program to aggregate approximately $400,000.

                       PART II - OTHER INFORMATION

Item 1.  Legal Proceedings
  There are various claims and legal actions pending against the Company. In the opinion of management, based on the advice of Klaus M. Belohoubek, the Company's in-house General Counsel, the outcome of such claims and litigation will not have a material adverse effect upon the Company's financial position or results of operations.

Item 2.  Changes in Securities
  None.

Item 3.  Defaults Upon Senior Securities
  None.

Item 4.  Submission of Matters to a Vote of Security Holders
  None.

Item 5.  Other Information
  None.

Item 6.  Exhibits and Reports on Form 8-K
  (a)   Exhibits
          Exhibit 4(a) Instrument defining rights of security holders. Matlack Systems,Inc. Rights Agreement as filed as an Exhibit to Registration Statement on Form 8-A filed by the Company on June 30, 1999 is incorporated herein by reference.

          Exhibit 27 - Financial Data Schedule

  (b)   Reports on Form 8-K
          None.

                               SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE:   August 13, 1999                MATLACK SYSTEMS, INC.
                                    (Registrant)

                                   /s/ Michael B. Kinnard
                                   Michael B. Kinnard
                                   President and Chief Operating Officer

                                   /s/ Patrick J. Bagley
                                   Patrick J. Bagley
                                   Vice President-Finance and Treasurer
                                   Chief Financial Officer
                                   Chief Accounting Officer