Form 10-Q/A
period 1998-12-31
MATLACK SYSTEMS INC
filed 2000-01-18
CIK 837339

Page 1 of 9

                              UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549


                               FORM 10-QA


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

FORM 10-QA                                                    Page 2 of 9
                     PART I - FINANCIAL INFORMATION

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

C.   Restatement
     As a result of a fourth quarter review of the Company's operations and business, it was determined that certain required adjustments of income and expense items should have been recorded in prior quarters of the current year. In connection with these adjustments, the Company has filed this Form 10-QA.

FORM 10-QA                                                    Page 3 of 9

                          MATLACK SYSTEMS, INC.
                  CONSOLIDATED STATEMENT OF OPERATIONS
               ($000 Omitted Except for Per Share Amounts)


                                                     Quarter Ended
                                                      December 31,
                                                   1998        1997

Revenues                                         $54,231      $62,509
Expenses
  Operating                                       47,623       52,644
  Depreciation and amortization                    3,201        3,267
  Selling and administrative                       5,412        4,919
  Other expense (income)                             132         (393)
                                                  56,368       60,437

Operating earnings (loss)                         (2,137)       2,072

Interest expense                                     934        1,039

Earnings (loss) before income taxes (benefit)     (3,071)       1,033
Income taxes (benefit)                            (1,136)         434

Net earnings (loss)                              $(1,935)     $   599

Earnings (loss) per share
  Basic                                          $  (.22)     $   .07
  Diluted                                        $  (.22)     $   .07

Average common shares outstanding (000)
  Basic                                            8,813        8,786
  Diluted                                          8,813        8,901

Dividends paid per share                           None         None

FORM 10-QA                                                    Page 4 of 9

                          MATLACK SYSTEMS, INC.
                       CONSOLIDATED BALANCE SHEET
                             ($000 Omitted)


                                               December 31,  September 30,
               ASSETS                             1998          1998
Current assets
  Cash                                          $    406      $  5,477
  Accounts receivable, net of allowance for
    doubtful accounts: December-$1,022;
    September-$668                                29,876        29,831
  Inventories                                      6,268         6,382
  Other current assets                             5,993         4,179
  Refundable income taxes                            733          -
  Deferred income taxes                            2,034         1,572
      Total current assets                        45,310        47,441

Property and equipment, at cost, net of
  accumulated depreciation of:
  December-$132,993; September-$130,600           92,800        94,382
Other assets                                       1,449         1,440
     Total assets                               $139,559      $143,263

     LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Accounts payable                              $  5,055      $  6,846
  Accrued liabilities                             10,907        13,583
  Income taxes payable                              -            1,393
  Current maturities of long-term debt             2,648         2,588
      Total current liabilities                   18,610        24,410

Long-term debt                                    50,120        47,446
Insurance reserves                                 5,458         5,015
Other liabilities                                  1,735         1,266
Deferred income taxes                              9,903         9,486

Commitments and contingent liabilities
  See Part II Legal Proceedings

Shareholders' equity:
  Preferred stock, $1 par value,
    1,000,000 shares authorized; issued and
    outstanding - None
  Common stock, $1 par value,
    24,000,000 shares authorized;
    issued and outstanding:
    December-8,814,434 and
    September-8,809,634                            8,814         8,809
  Capital in excess of par value                  10,620        10,597
  Retained earnings                               34,299        36,234
      Total shareholders' equity                  53,733        55,640
      Total liabilities and
        shareholders' equity                    $139,559      $143,263

FORM 10-QA                                                    Page 5 of 9

                          MATLACK SYSTEMS, INC.
                  CONSOLIDATED STATEMENT OF CASH FLOWS
                             ($000 Omitted)

                                                         Quarter Ended
                                                          December 31,
                                                        1998      1997

Cash flows from operating activities:
  Net earnings (loss)                                  $(1,935)  $   599
  Adjustments to reconcile net earnings (loss)
    to net cash used in operating activities:
    Depreciation and amortization                        3,200     3,273
    Net gain on sale of property and equipment             (16)     (393)
    Changes in assets and liabilities:
       Accounts receivable                                 (45)     (835)
       Inventories and other assets                     (1,824)   (2,017)
       Accounts payable and accrued liabilities         (4,467)   (2,159)
       Current and deferred income taxes                (2,170)      (31)
       Other, net                                          911      (762)
Net cash used in operating activities                   (6,346)   (2,325)

Cash flows from investing activities:
  Purchase of property and equipment                    (1,734)   (2,731)
  Proceeds from the sale of property and equipment         247     1,384
Net cash used in investing activities                   (1,487)   (1,347)

Cash flows from financing activities:
  Proceeds of long-term debt                            16,300    18,917
  Repayment of long-term debt                          (13,566)  (14,931)
  Exercise of stock options                                 28        30
Net cash provided by financing activities                2,762     4,016

Net (decrease) increase in cash                         (5,071)      344
Cash beginning of period                                 5,477     2,524
Cash end of period                                     $   406   $ 2,868

Supplemental and noncash information:
  Interest paid                                        $   936   $ 1,046
  Income taxes paid                                    $ 1,034   $   465

FORM 10-QA                                                    Page 6 of 9

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations: Quarter Ended December 31, 1998 vs. Quarter Ended December 31, 1997

   Revenues for the quarter ended December 31, 1998 decreased by $8,278,000 (13.2%) to $54,231,000 compared with $62,509,000 during the same quarter last year. The number of bulk trucking loads carried decreased by 25.1% and average miles per load increased by 7.5%. Revenue per load increased by 7.6% over the same quarter last year. Overall revenues from the Company's non-bulk trucking operations remained essentially flat when compared with the prior year.

   Operating expenses decreased by $5,021,000 (9.5%) and reflected the decrease in revenues. Drivers' wages decreased by $3,137,000, fuel expense decreased by $1,714,000 and equipment maintenance expense decreased by $432,000, all reflecting the lower level of business.

   Depreciation expense decreased by $66,000 (2.0%) reflecting both the disposition of property and equipment during fiscal 1998 and the first quarter of fiscal 1999 and the fact that a larger portion of the Company's assets have become fully depreciated.

   Selling and administrative expenses increased by $493,000 (10.0%) principally as a result of a high bad debt provision and increased spending for management information systems enhancements. As a percentage of revenue, selling and administrative expenses were 10.0% in 1998 and 7.9% in 1997.

   Interest expense decreased by $105,000 reflecting lower borrowing rates and a slightly lower level of indebtedness when compared with the same period of last year.

   The rate of income tax benefit in the first quarter of fiscal 1999 was 37.0% compared with an effective income tax rate last year of 42.0%.

   The net loss for the quarter was $1,935,000 or $.22 per diluted share. The loss reflects the Company's lower level of business during the first fiscal quarter.

Liquidity and Capital Resources

   During the first quarter of fiscal 1999, the Company's operating activities required a cash outflow of $6,346,000. Historically, the Company incurs a net cash outflow from operating activities during the first quarter due to the inclusion of annual payments for insurance premiums and incentive compensation payments relating to the prior year.

   Capital expenditures in the first quarter of fiscal 1999 were $1,734,000 compared with $2,731,000 in the prior year. The capital expenditures in the first quarter were funded from available cash balances and borrowings under the Company's credit agreement. Capital expenditures for the remainder of fiscal 1999 are expected to be between $3,000,000 and $5,000,000.
FORM 10-QA                                                    Page 7 of 9

   The Company had no commitments for equipment or facilities at December 31, 1998.

   During the quarter ended December 31, 1998, the Company returned 35 tractors to a lessor due to lower overall demand. Bulk trucking service demand continued to decrease during the quarter ended December 31, 1998.

   The Company's loss from operations for the quarter ended December 31, 1998 would have caused it to be out of compliance with the fixed charge coverage ratio of its credit agreement. The Company amended this credit agreement on February 12, 1999 and modified the terms of this covenant for the quarter ended December 31, 1998 and the next three quarters. The Company was in compliance with all the terms of the amended credit agreement at December 31, 1998. At December 31, 1998, a total of $13,700,000 was available under this credit facility.

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

FORM  10-QA                                                   Page 8 of 9

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

FORM 10-QA                                                    Page 9 of 9

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

Item 2.  Changes in Securities
   None.

Item 3.  Defaults Upon Senior Securities
   None.

Item 4.  Submission of Matters to a Vote of Security Holders
   None.

Item 5.  Other Information
   None.

Item 6.  Exhibits and Reports on Form 8-K
   (a)  Exhibits
          Exhibit 27 - Restated Financial Data Schedule

   (b)  Reports on Form 8-K
          None.

                               SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


DATE:   January 18, 2000                 MATLACK SYSTEMS, INC.
                                               (Registrant)

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