Form 10-Q/A
period 1998-12-31
MATLACK SYSTEMS INC
filed 2000-01-18
CIK 837339

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






FORM 10-QA                                                   Page 2 of 10
                     PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

A.   Basis of Presentation
     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-QA and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain prior year amounts have been reclassified to conform with the current period's presentation. Operating results for the quarter and six months ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ended September 30, 1999. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 1998.

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

FORM 10-QA                                                   Page 3 of 10

Item 1.  Financial Statements

                          MATLACK SYSTEMS, INC.
                   CONSOLIDATED STATEMENT OF EARNINGS
               ($000 Omitted Except for Per Share Amounts)


                                  Quarter          Six Months Ended
                                  March 31,             March 31,
                               1999     1998         1999      1998

Revenues                      $51,388  $61,201     $105,619  $123,710

Operating expenses             45,962   51,863       93,585   104,507
Depreciation and amortization   3,128    3,085        6,329     6,352
Selling and administrative
  expenses                      5,362    5,114       10,774    10,033
Other (income)                   (199)    (505)         (67)     (898)
                               54,253   59,557      110,621   119,994

Operating earnings (loss)      (2,865)   1,644       (5,002)    3,716

Interest expense                  948    1,049        1,882     2,088

Earnings (loss) before
  income taxes (benefit)       (3,813)     595       (6,884)    1,628

Income taxes (benefit)         (1,425)     250       (2,561)      684

Net earnings (loss)           $(2,388) $   345     $ (4,323) $    944

Earnings (loss) per share
          - Basic             $  (.27) $   .04     $   (.49) $    .11

          - Diluted           $  (.27) $   .04     $   (.49) $    .11

Average common shares
  outstanding (000)
          - Basic               8,814    8,787        8,814     8,786
          - Diluted             8,814    8,938        8,814     8,916

Dividends paid per share        None     None         None      None

FORM 10-QA                                                   Page 4 of 10

                          MATLACK SYSTEMS, INC.
                       CONSOLIDATED BALANCE SHEET
                             ($000 Omitted)

                                                March 31,   September 30,
               ASSETS                             1999          1998
Current assets
  Cash                                          $  2,892      $  5,477
  Accounts receivable, net of allowance for
    doubtful accounts: March-$1,329;
    September-$668                                29,364        29,831
  Inventories                                      5,993         6,382
  Other current assets                             3,505         4,179
  Refundable income taxes                          2,021          -
  Deferred income taxes                            2,014         1,572
      Total current assets                        45,789        47,441

Property and equipment, at cost, net of
  accumulated depreciation of:
  March-$133,579; September-$130,600              91,761        94,382
Other assets                                       1,672         1,440
     Total assets                               $139,222      $143,263

     LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Accounts payable                              $  6,971      $  6,846
  Accrued liabilities                             11,774        13,583
  Income taxes payable                              -            1,393
  Current maturities of long-term debt             2,680         2,588
      Total current liabilities                   21,425        24,410

Long-term debt                                    49,907        47,446
Insurance reserves                                 5,053         5,015
Other liabilities                                  1,860         1,266
Deferred income taxes                              9,633         9,486

Commitments and contingent liabilities
  See Part II Legal Proceedings

Shareholders' equity:
  Preferred stock, $1 par value,
    1,000,000 shares authorized; issued and
    outstanding - None
  Common stock, $1 par value,
    24,000,000 shares authorized;
    issued and outstanding:
    March-8,814,434 and September-8,809,634        8,814         8,809
  Capital in excess of par value                  10,620        10,597
  Retained earnings                               31,910        36,234
      Total shareholders' equity                  51,344        55,640
      Total liabilities and
        shareholders' equity                    $139,222      $143,263

FORM 10-QA                                                   Page 5 of 10

                          MATLACK SYSTEMS, INC.
                  CONSOLIDATED STATEMENT OF CASH FLOWS
                             ($000 Omitted)

                                                       Six Months Ended
                                                            March 31,
                                                        1999      1998

Cash flows from operating activities:
  Net earnings (loss)                                  $(4,323)  $   944
  Adjustments to reconcile net earnings (loss) to net
    cash (used in) provided by operating activities:
    Depreciation and amortization                        6,329     6,352
    Net gain on sale of property and equipment            (207)     (898)
    Changes in assets and liabilities:
       Accounts receivable                                 467      (723)
       Inventories and other assets                        585      (968)
       Accounts payable and accrued liabilities         (1,684)   (2,566)
       Current and deferred income taxes                (3,712)      163
       Other, net                                          632      (408)
Net cash (used in) provided by operating activities     (1,913)    1,896

Cash flows from investing activities:
  Purchase of property and equipment                    (4,123)   (5,771)
  Proceeds from sale of equipment                          870     3,099
Net cash used in investing activities                   (3,253)   (2,672)

Cash flows from financing activities:
  Proceeds of long-term debt                            26,000    32,081
  Repayment of long-term debt                          (23,447)  (31,529)
  Exercise of stock options                                 28        33
Net cash provided by financing activities                2,581       585

Net decrease in cash                                    (2,585)     (191)
Cash beginning of period                                 5,477     2,524
Cash end of period                                     $ 2,892   $ 2,333

Supplemental and noncash information:
  Interest paid                                        $ 1,441   $ 1,722
  Income taxes paid                                    $ 1,150   $   521

FORM 10-QA                                                   Page 6 of 10

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations: Six Months Ended March 31, 1999 vs. Six Months Ended March 31, 1998
  Revenues for the six months ended March 31, 1999 decreased by $18,091,000 (14.6%) from $123,710,000 to $105,619,000. The number of loads carried decreased by 22.5% while the average miles per load increased by 4.2%. Revenue per load carried increased by 4.9% over the same period of last year. Revenues from the Company's non-bulk trucking subsidiaries decreased slightly when compared with the prior year.

  Operating expenses decreased by $10,922,000 (10.5%) and reflected the decrease in revenues. Drivers' wages decreased by $5,723,000, fuel expense decreased by $2,766,000, purchased transportation decreased by $2,573,000, equipment maintenance expense decreased by $420,000 and tank cleaning expense decreased by $391,000, all reflecting the lower level of business. Operating expenses as a percentage of revenues increased to 88.6% in 1999 from 84.5% in 1998.

  Depreciation expense decreased by $23,000 (.4%) reflecting the disposition of property and equipment both during fiscal 1998 and the first six months of fiscal 1999, almost offset by the impact of the capital program to refurbish trailers.

  Selling and administrative expenses increased by $741,000 (7.4%) principally as a result of a higher bad debt provision of $515,000 and increased spending for management information systems enhancements. As a percentage of revenue, selling and administrative expenses were 10.2% in 1999 and 8.1% in 1998.

  Other income of $67,000 represents principally the net gain derived from the disposal of property and equipment during the current fiscal year.

  Interest expense decreased by $206,000 (9.9%) reflecting lower borrowing rates on a slightly increased level of borrowing when compared with the same period of last year.

  The rate of income tax benefit for the first six months of fiscal 1999 was 37.2% compared with an effective tax rate last year of 42.0%.

  The net loss for the fist six months of fiscal 1999 was $4,323,000 or $.49 per diluted share. The loss reflects the Company's lower level of business during the first six months of the current fiscal year.

Results of Operations: Quarter Ended March 31, 1999 vs. Quarter Ended March 31, 1999
  Revenues for the quarter ended March 31, 1999 were $51,388,000 compared with $61,201,000 reported in the second quarter last year. The decrease of $9,813,000 was principally due to lower demand for transportation services in the chemical industry. The number of loads carried decreased by 19.9%. During the quarter, revenue per load carried increased by 2.3%, while miles per load and revenue per mile remained essentially unchanged. Non-bulk trucking revenues also decreased and reflected the continued weak demand for the Company's services.

FORM 10-QA                                                   Page 7 of 10

  Operating expenses decreased by $5,901,000 (11.4%) and reflected the decrease in revenues. Drivers' wages decreased by $2,586,000, fuel expense decreased by $1,052,000, purchased transportation decreased by $1,499,000 and tank cleaning expense decreased by $335,000, all reflecting the lower level of business. Operating expenses as a percentage of revenues increased to 89.4% in 1999 from 84.5% in 1998.

  Depreciation expense increased by $43,000 (1.4%) reflecting the continuation of the modest trailer capital refurbishment program less the impact of the disposition of property and equipment both during fiscal 1998 and the first six months of fiscal 1999.

  Other income of $199,000 represents the net gain derived from the disposal of property and equipment during the current quarter. The Company sold 10 tractors, 60 trailers and a terminal facility in Marietta, Ohio during the quarter.

  Selling and administrative expenses increased by $248,000 (4.8%) reflecting a higher bad debt provision of $323,000 less the impact of lower sales-related costs due in part to the lower level of business. As a percentage of revenue, selling and administrative expenses were 10.4% in 1999 and 8.4% in 1998.

  Interest expense decreased by $101,000 (9.6%) reflecting lower borrowing rates on a lower level of borrowing when compared with the same period of last year.

  The rate of income tax benefit for the second quarter of fiscal 1999 was 37.4% compared with an effective income tax rate last year of 42.0%.

  The net loss for the second quarter of fiscal 1999 was $2,388,000 or $.27 per diluted share. The loss reflects the continued lower level of business experienced by the Company.

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

  The Company had no commitments for equipment or facilities at March 31, 1999.

  On February 12, 1999, the Company modified the terms of its credit agreement for the quarter ended December 31, 1998 and the next three quarters. The Company was in compliance with all the terms of the amended credit agreement at March 31, 1999. At March 31, 1999, a total of $8,853,000 was available under this credit facility.

  Otherwise, there have been no material changes in the Company's financial condition and its liquidity and capital resources since September 30, 1998. For further details, see the Company's 1998 Annual Report to Shareholders on Form 10-K for the year ended September 30, 1998.

FORM 10-QA                                                   Page 8 of 10

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

  The Company relies on Qualcomm to provide the satellite tracking system necessary to track the location of its transportation equipment and to provide dispatch and routing information to its drivers. The Company has been informed that the software utilized by Qualcomm and the Company is fully Y2K compliant. A failure of the satellite communication system could have a materially adverse effect on the Company's results of operations. The Company is relying on the contingency plan established by Qualcomm to
FORM 10-QA                                                   Page 9 of 10

prevent the interruption of business. As an additional backup, the Company plans to use its existing telephone systems to dispatch its equipment and provide support to its drivers in the event of a complete satellite system failure. In addition, the Company utilizes Comdata to allow drivers to purchase fuel outside of the Company's terminal locations. The Company has been informed that Comdata expects to be fully Y2K compliant by June 30, 1999. The Company also interacts with many of its vendors through electronic data interchange (EDI). Although the Company is Y2K compliant in its EDI applications, it cannot and does not guarantee the Y2K compliance of its business partners' systems. However, as part of the Company's contingency planning, programs are in place which permit the Company to deal with its EDI business partners in a non-EDI environment, if necessary. Therefore, the failure of any such business partners to achieve Y2K compliance would not have a material adverse effect upon the Company's operations.

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




FORM 10-QA                                                  Page 10 of 10


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