Form 10-Q/A
period 1998-12-31
MATLACK SYSTEMS INC
filed 2000-01-18
CIK 837339

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

FORM 10-QA                                                   Page 3 of 10

                          MATLACK SYSTEMS, INC.
                  CONSOLIDATED STATEMENT OF OPERATIONS
               ($000 Omitted Except for Per Share Amounts)


                                Quarter Ended       Nine Months Ended
                                  June 30,               June 30,
                                1999     1998        1999      1998

Revenues                      $50,148  $60,002     $155,767  $183,712

Operating expenses             45,937   49,406      139,522   153,913
Depreciation                    3,054    2,883        9,383     9,235
Selling and administrative
  expenses                      5,973    5,276       16,747    15,309
Other income                     (805)    (162)        (872)   (1,060)
                               54,159   57,403      164,780   177,397

Operating earnings (loss)      (4,011)   2,599       (9,013)    6,315

Interest expense                  928      989        2,810     3,077

Earnings (loss) before income
  taxes (benefit)              (4,939)   1,610      (11,823)    3,238

Income taxes (benefit)         (1,856)     805       (4,417)    1,489

Net earnings (loss)           $(3,083) $   805     $ (7,406) $  1,749

Earnings (loss) per share
          - Basic             $  (.35) $   .09     $   (.84) $    .20

          - Diluted           $  (.35) $   .09     $   (.84) $    .20

Average common shares
  outstanding (000)
          - Basic               8,814    8,787        8,814     8,787
          - Diluted             8,814    8,918        8,814     8,918

Dividends paid per share        None     None         None      None

FORM 10-QA                                                   Page 4 of 10

                          MATLACK SYSTEMS, INC.
                       CONSOLIDATED BALANCE SHEET
                             ($000 Omitted)

                                                 June 30,   September 30,
               ASSETS                             1999          1998
Current assets
  Cash                                          $  2,268      $  5,477
  Accounts receivable, net of allowance for
    doubtful accounts: June-$1,884
    September-$668                                28,699        29,831
  Inventories                                      5,961         6,382
  Other current assets                             2,596         4,179
  Refundable income taxes                          2,362           -
  Deferred income taxes                            1,889         1,572
      Total current assets                        43,775        47,441

Property and equipment, at cost, net of
  accumulated depreciation of:
  June-$136,124; September-$130,600               89,799        94,382
Other assets                                       1,489         1,440
     Total assets                               $135,063      $143,263

     LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Accounts payable                              $  6,020      $  6,846
  Accrued liabilities                             13,855        13,583
  Income taxes payable                              -            1,393
  Current maturities of long-term debt             1,908         2,588
      Total current liabilities                   21,783        24,410

Long-term debt                                    50,313        47,446
Insurance reserves                                 5,040         5,015
Other liabilities                                  1,711         1,266
Deferred income taxes                              7,954         9,486

Commitments and contingent liabilities
  See Part II Legal Proceedings

Shareholders' equity:
  Preferred stock, $1 par value,
    1,000,000 shares authorized; issued and
    outstanding - None
  Common stock, $1 par value,
    24,000,000 shares authorized;
    issued and outstanding:
    June-8,814,434 and September-8,809,634         8,814         8,809
  Capital in excess of par value                  10,619        10,597
  Retained earnings                               28,829        36,234
      Total shareholders' equity                  48,262        55,640
      Total liabilities and
        shareholders' equity                    $135,063      $143,263

FORM 10-QA                                                   Page 5 of 10

                          MATLACK SYSTEMS, INC.
                  CONSOLIDATED STATEMENT OF CASH FLOWS
                             ($000 Omitted)

                                                       Nine Months Ended
                                                            June 30,
                                                        1999      1998

Cash flows from operating activities:
  Net earnings (loss)                                  $(7,406)  $ 1,749
  Adjustments to reconcile net earnings (loss) to net
    cash (used in) provided by operating activities:
    Depreciation and amortization                        9,384     9,252
    Net gain on sale of property and equipment          (1,028)   (1,060)
    Changes in assets and liabilities:
       Accounts receivable                               1,132       235
       Inventories and other assets                      1,559      (268)
       Accounts payable and accrued liabilities           (554)   (3,138)
       Current and deferred income taxes                (5,604)      585
       Other, net                                          469      (615)
Net cash (used in) provided by operating activities     (2,048)    6,740

Cash flows from investing activities:
  Purchase of property and equipment                    (5,152)   (6,622)
  Proceeds from sale of property and equipment           1,776     3,958
Net cash used in investing activities                   (3,376)   (2,664)

Cash flows from financing activities:
  Proceeds of long-term debt                            47,400    42,581
  Repayment of long-term debt                          (45,213)  (44,792)
  Exercise of stock options                                 28        33
Net cash provided by (used in) financing activities      2,215    (2,178)

Net (decrease) increase in cash                         (3,209)    1,898
Cash beginning of period                                 5,477     2,524
Cash end of period                                     $ 2,268   $ 4,422

Supplemental and noncash information:
  Interest paid                                        $ 2,779   $ 2,725
  Income taxes paid                                    $ 1,188   $   905

FORM 10-QA                                                   Page 6 of 10

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations: Nine Months Ended June 30, 1999 vs. Nine Months Ended June 30, 1998
  Revenues for the nine months ended June 30, 1999 decreased by $27,945,000 (15.2%) to $155,767,000 from $183,712,000. The number of loads carried decreased 21.9% while average miles per load increased 5.1%. Revenue per load carried increased by 5.8% over the same period of last year. Overall revenues from the Company's non-bulk trucking subsidiaries also decreased when compared with the prior year including a revenue decline of 23.5% from Matlack International, Inc.

  Operating expenses decreased by $14,391,000 (9.4%) and reflected the decreased level of business. Drivers' wages decreased by $6,835,000, fuel expense decreased by $3,229,000, purchased transportation decreased by $4,602,000 and tank cleaning expense decreased by $619,000, all reflecting the lower level of business. Insurance expense increased by $720,000, which resulted primarily from a third quarter revision of estimates for future cost increases of incurred but unpaid workers' compensation claims. Operating expenses also included a charge of $827,000 for environmental costs. Operating expenses as a percentage of revenues increased to 89.6% in 1999 from 83.8% in 1998.

  Depreciation expense increased by $148,000 (1.6%) reflecting the continuation of the modest trailer capital refurbishment program, less the impact of the disposition of property and equipment both during fiscal 1998 and the first nine months of fiscal 1999.

  Other income of $872,000 represents principally the net gain derived from the disposal of property and equipment during the current fiscal year. Third quarter and nine months results reflected a gain of $570,000 from the sale of tractors and a gain of $240,000 from the sale of a facility.

  Selling and administrative expenses increased by $1,438,000 (9.4%) primarily as a result of bad debt expense, which increased by $1,237,000 in 1999.

  Interest expense decreased by $267,000 (8.7%) reflecting lower borrowing rates on an increased level of borrowing when compared with the same period of last year.

  The rate of income tax benefit for the nine months of fiscal 1999 was 37.4% compared with an effective tax rate last year of 46.0%.

  The net loss for the first nine months of fiscal 1999 was $7,406,000 or $.84 per diluted share. The loss reflects the Company's lower level of business during the first nine months of the current fiscal year.

Results of Operations:  Quarter Ended June 30, 1999 vs. Quarter Ended June
30, 1998
  Revenues for the quarter ended June 30, 1999 were $50,148,000 compared with $60,002,000 reported in the third quarter last year. The decrease of $9,854,000 (16.4%) was principally due to continued lower demand for transportation services in the chemical industry. The number of loads carried decreased by 20.4%. During the quarter, revenue per load increased
FORM 10-QA                                                   Page 7 of 10

by 7.6%, miles per load increased by 6.9% while revenue per mile remained essentially flat. Matlack International, Inc.'s revenues for the third quarter declined by more than 40%. Overall, non-bulk trucking revenues decreased by more than 16% and reflected the continued weak demand for the Company's services.

  Operating expenses decreased by $3,469,000 (7.0%) and reflected the decrease in revenues. Drivers' wages decreased by $1,112,000, fuel expense decreased by $463,000, purchased transportation decreased by $2,029,000 and tank cleaning expense decreased by $228,000, all reflecting the lower level of business. When compared with the third quarter of the prior year, maintenance expense increased by $378,000. Operating expenses as a percent of revenues increased to 91.6% in 1999 from 82.3% in 1998.

  Depreciation expense increased by $171,000 (5.9%) reflecting the continued capital program to refurbish trailers almost offset by the disposition of property and equipment during fiscal 1998 and fiscal 1999 to date and the fact that a larger portion of the Company's assets have become fully depreciated.

  Selling and administrative expenses increased by $697,000 (13.2%) and, as a percentage of revenue, were 11.9% in 1999 and 8.8% in 1998. An increase in bad debt expense of $517,000 was the principal reason for the increase during the quarter.

  Other income of $805,000 principally reflects the net gain derived from the sale of property and equipment during the quarter, as previously discussed.

  Interest expense decreased $61,000 (6.2%) reflecting lower borrowing rates on an increased level of borrowings during the current fiscal year compared with the same period of last year.

  The rate of income tax benefit for the third quarter of fiscal 1999 was 37.6% compared with an effective income tax rate last year of 50.0%.

  The net loss for the third quarter of fiscal 1999 was $3,083,000 or $.35 per diluted share. The loss reflects the continued lower level of business experienced by the Company as well as the impact of higher bad debt expense.

Liquidity and Capital Resources
  During the first nine months of fiscal 1999, the Company purchased property and equipment for $5,152,000 and used cash of $2,048,000 for operating activities. Cash was provided from the sale of property and equipment of $1,776,000, from financing activities of $2,215,000 and a reduction in cash balances of $3,209,000.

  During the third quarter of fiscal 1999, the Company's cash balance decreased by $624,000 as the result of purchasing property and equipment of $1,029,000 less the proceeds realized from the sale of property and equipment of $907,000, repaying indebtedness of $366,000 and using $136,000 from operating activities.



FORM 10-QA                                                   Page 8 of 10

  The Company had no commitments for equipment or facilities at June 30, 1999. However, on July 9, 1999, the Company placed an order with a tractor supplier for the lease of 100 sleeper tractors to replace older models in its fleet.

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

FORM 10-QA                                                   Page 9 of 10

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

  Through June 30, 1999, the Company has incurred, in addition to the Service Management System costs noted above, $340,000 of internal staff costs necessary to review and further Y2K compliance of its core operating
FORM 10-QA                                                  Page 10 of 10

systems. All Y2K costs have been and will continue to be funded from cash flows from operations. The Company expects the total costs associated with its Y2K readiness program to aggregate approximately $400,000.

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