Form 10-K
period 1999-09-30
MATLACK SYSTEMS INC
filed 2000-01-19
CIK 837339

===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1999 OR

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

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: NONE
                                                            ----

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __.
                                      ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]
           ___

     The aggregate market value of the voting stock held by non-affiliates of the registrant was $28,648,000 as of November 30, 1999.

     The number of shares of registrant's common stock outstanding as of November 30, 1999 was 8,814,434.

     The following documents are incorporated by reference:

               Document               Part of this form into which incorporated
------------------------------------- -----------------------------------------
 Proxy Statement in connection with

Annual Meeting of Shareholders to be
    held February 10, 2000                            III

===============================================================================

                                     PART I

ITEM 1. BUSINESS.
GENERAL

The Registrant, Matlack Systems, Inc., together with its subsidiaries (herein collectively referred to as the "Company" unless the context indicates otherwise) is a bulk transportation company that provides transportation of bulk commodities in tank trailers and tank containers to the nation's leading chemical and dry bulk shippers. In conjunction with bulk transportation, the Company also provides intermodal transportation services, tank cleaning services, intermediate bulk and ISO container cleaning services, logistics management services and dedicated contract carriage services to the chemical industry. This segment represents more than 90% of the overall Company's revenues.

The Company, through its subsidiary, Matlack Leasing Corp., leases trailers, containers and intermediate bulk containers (IBCs or "totes"), which represents the other major segment of the Company's operations. In addition to leasing this highly specialized equipment either on a short- or long-term basis, Matlack Leasing Corp. provides design assistance to a wide range of customers who are primarily in the food and chemical industries. At September 30, 1999, a total of 752 trailers and containers were under lease contracts.

The Company operates out of approximately 55 facilities located in 30 states and two Canadian provinces. Since 1994, the Company has been certified under ISO 9002, an internationally recognized standard for quality assurance. In order to maintain this certification, the Company is audited bi-annually at locations randomly selected by the American Bureau of Shipping Quality Evaluation, Inc. ("ABS"), an independent third party. These surveillance audits verify that the Company's operations conform to both ISO 9002 and to the Company's own written operating guidelines and procedures. During fiscal 1999, the Company passed its tenth quality audit by ABS with all locations and logistics services being ISO 9002 certified.

The Company provides transportation and logistics services as described below. Many of the value added adjunct services provided complement the Company's bulk transportation services. Matlack, Inc. ("Matlack"), the Company's major operating subsidiary, is one of the nation's largest bulk trucking companies providing liquid and dry bulk transportation primarily to the chemical industry throughout North America. More than 90 percent of the cargo transported by the Company is hazardous and non-hazardous chemicals and wastes principally produced or generated by the chemical industry. In terms of revenues, Matlack is one of the largest companies in the country engaged in highway transportation of bulk commodities primarily in tank trailers.

The number of trailers available for use in the Company's operations at the end of fiscal years 1999, 1998 and 1997 were 2,800, 3,200 and 2,800, respectively. At the end of fiscal 1999 the average age of tractors and trailers used in the Company's operations was 5 years and 15.5 years, respectively. Additionally, the useful life expectancy of the Company's tractor and trailer fleet was 7 years and 20 years, respectively.

The age profile of the Company's tractor fleet as of September 30, 1999 was as follows:


              MODEL                             NUMBER
              YEAR                              OF UNITS
              -----                             --------
              1998                                   13
              1996                                    9
              1995                                  769
              1994                                   37
              1993                                   26
              Prior                                   7
                                                -------

              Total                                 861
                                                =======

The age profile of the Company's trailer fleet as of September 30, 1999 was as follows:

              AGE IN                            NUMBER
              YEARS                             OF UNITS

              1 to 5                                276
              6 to 10                               585
              11 to 15                              369
              16 to 20                              641
              21 to 25                              650
              Over 25                               292
                                                -------

              Total                               2,813
                                                =======

The Company utilizes tank trailers in its operations. A tank trailer typical of those used by the Company in its operations measures 43 feet in length, 8.5 feet in width and 12 feet in height. Tank holding capacity normally ranges between 5,000 and 7,000 gallons with a payload capacity of up to 55,000 pounds.

The Company believes that it maintains its fleet of tractors and trailers in excellent condition for the industry. Maintenance of revenue equipment is performed by 135 mechanics employed by the Company. In addition, the Company utilizes outside repair facilities for major tank repairs and reconditioning. In fiscal 1999, the Company expended $7,924,000 for fleet maintenance. This amount included mechanics compensation and the costs associated with both internal and external repairs of equipment.

Matlack is subject to regulation by the U.S. Department of Transportation and various state regulatory agencies. In Canada, the Company has terminals in Sarnia, Ontario and Vancouver, British Columbia and it holds operating licenses under which it may transport various commodities into and out of certain Canadian Provinces via specific border entry points from the United States. To the best of its knowledge, Matlack is in compliance with federal regulations and those of the various state and provincial regulatory agencies where it operates.

The business of the Company is generally not subject to significant seasonal variations, however, highway transportation activities can be adversely affected depending on the severity of the weather in the various sections of the country during the winter months. Also, companies in the chemical industry periodically may change production streams of various products, which temporarily creates greater than normal demand for the carriers to transport those products. Conversely, companies in the chemical industry may shut down a plant temporarily in order to balance inventories, which negatively affects the carriers serving that company. No customer accounts for more than 7.5% of the Company's consolidated revenues.

Competition in the bulk trucking industry is based primarily on rates, service and convenience. Historically, competition was restricted and based primarily on a carrier's ability to obtain certificates of public convenience and necessity to transport defined commodities in specific geographic areas. Since the passage of the Motor Carrier Act of 1980, many bulk carriers have obtained authority to serve expanded geographic areas on an interstate basis, which, together with increased capacity, has resulted in the intensification of price competition.

To the extent that competition is based on service and convenience, the number and location of Matlack's terminals, together with its ability to clean tank trailers (the Brite-Sol Services product line) places Matlack in a favorable position to increase its business. Management believes that Matlack's fleet of trailers is one of the largest and most diversified in the tank truck industry. Matlack's network of company owned and strategically located terminal facilities is, in management's opinion, one of the largest and the best in the industry.

Matlack's largest competitors in the tank truck industry, based upon a comparison of gross revenues, are Quality Distribution, Inc., Trimac Transportation Ltd., Initial DSI Transports, Inc., Superior Carriers, Inc., Miller Transporters, Inc. and Groendyke Transport, Inc. In addition, there are approximately 190 other recognized competitors operating in the various regions where Matlack has operating authority.

The Company believes that its contractual arrangements and business policies are adequate in securing rate increases to recover rising costs and expenses to the extent permitted by competitive circumstances, which remain intense. Unusual increases in fuel costs, when experienced, can generally be offset by fuel surcharges to customers. Accordingly, while inflation with regards to drivers' and mechanics' wages and cleaning supplies has had some impact on the Company's operations during the last three fiscal years, competition within the industry has been a major factor in establishing the rates that the Company can charge for its services.

Matlack, Inc., under the trade-name Brite-Sol Services, operates 29 commercial facilities nationwide that provide full-service cleaning, both internal and external, of tank trucks, vans, tank containers, intermediate bulk containers, ISO tank containers and other containers and vehicles. Brite-Sol Services also provides hose and pump cleaning and tank and container maintenance and repairs. The Company's tank cleaning facilities are ISO 9002 certified and operate in compliance with all applicable federal and state EPA and OSHA requirements. Cleaning procedures utilize systematized work processes to assure continued compliance with all environmental regulations. Customized cleaning programs are frequently established to meet specific customer requirements. After cleaning, valves are vacuum tested to reduce chances of leaking and related possible product release. Waste water is pre-treated to ensure environmental safety and to reduce levels of waste. Container cleaning procedures also ensure the proper handling and disposal of heels and effluents. Further, the Company's cleaning network is operated by a team of experienced tank cleaning professionals and is supported by centrally located technical staff to ensure maintenance of the highest level of quality required by ISO 9002 standards.

REGULATION AND INSURANCE

In the normal course of its business, Matlack is subject to numerous state and federal environmental laws and regulations and also is exposed to the cost and risk of transporting and handling materials and wastes characterized as hazardous by various regulatory agencies. Matlack has received notices from the United States Environmental Protection Agency ("EPA") or a comparable state agency indicating that it has been named at 27 third-party sites as a potentially responsible party ("PRP") with respect to the cleanup of hazardous wastes at such waste disposal sites. At a majority of these sites, the Company has resolved its liability by settling with one or more of the governmental agencies or PRP groups involved. As is typical in such settlements, certain claims, such as those relating to natural resource damages or site cleanup cost overruns, could still be made in later years.

The Company maintains liability insurance coverage that includes sudden and accidental pollution insurance coverage providing protection against claims which may arise from accidents involving spills or contamination. With regard to public liability and workers' compensation claims, the Company retains a specific portion of insurable risks. The Company maintains a $1,000,000 primary insurance policy subject to $500,000 of retention per claim with a $6,000,000 aggregate stop-loss limit on retention. In excess of the primary policy, the Company maintains $120,000,000 of insurance coverage.

Prior to June 1, 1999, the Company had relied on an in-house claims department to reserve and settle liability and workers' compensation claims. On June 1, 1999, the Company restructured its insurance program by changing insurance carriers, purchasing aggregate stop-loss protection and outsourcing the claims administration function for past and future claims. Reserves are established by the outside claims experts for claims incurred plus an estimate for claims incurred but not reported. Reserve requirements are evaluated and established utilizing known and expected information on each claim.

EMPLOYEES

A total of 1,970 persons were employed by the Company at September 30, 1999. Operating personnel included 1,206 drivers, 135 mechanics and 205 tank cleaners. The Company's 424 support personnel included dispatchers and individuals serving in clerical, administrative and executive capacities. The Company believes that its relationships with its employees are excellent.

A number of the Company's operating personnel are covered under various collective bargaining agreements. The following table sets forth the expiration dates and number of employees covered under those agreements.

                                                                    Number of
Expiration Date                                               Employees Covered
---------------                                               -----------------
January 30, 2000                                                         7
October 30, 2000                                                        15
March 31, 2003                                                          14
June 30, 2003                                                          233
November 14, 2003                                                      326
December 15, 2003                                                        5
February 14, 2004                                                        5
November 14, 2004                                                      116
                                                                   -------
Total                                                                  721
                                                                   =======

ITEM 2. PROPERTIES.

The Company maintains its headquarters in space leased from Rollins Properties, Inc., a wholly-owned subsidiary of Rollins Truck Leasing Corp., at 2200 Concord Pike, Wilmington, Delaware. The Company's principal properties consist of land and buildings used in its bulk trucking, cleaning and intermodal service business. Matlack owns or leases approximately 55 truck terminals in 30 states and two terminals in two Canadian provinces.

ITEM 3. LEGAL PROCEEDINGS.

There are various ordinary routine claims and legal actions pending against the Company. In the opinion of management, based on the advice of in-house counsel, the likelihood that the ultimate resolution of these claims and actions will be material is remote.

During the fourth quarter of fiscal 1998, a judgment of $950,000 was entered against the Company in connection with rent allegedly owed under an expired lease for a terminal previously operated by the Company in Woodbridge, New Jersey. The $950,000 judgment was based on a finding by the trial court that the Company was responsible for double the fair market rent of the facility as a tenant willfully holding over after the expiration of the lease term. An appellate court has vacated this judgment and remanded the matter to the trial level for further hearings to determine if the Company is liable for rent as a holdover tenant and, if so, what the fair market rent should be. The Company paid rent pursuant to the terms of the expired lease during the period in controversy and the landland negotiated the rent payments. The Company believes that it has viable defenses to the landlord's demand for additional rent and intends to vigorously contest this matter. The Company has not provided for any liability associated with this proceeding as the amount which it may be required to pay, if any, is not estimatible.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

NONE.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
        MATTERS.

For the fiscal years ended September 30, 1999 and 1998, the range of share prices for the Common Stock on the New York Stock Exchange is as follows:

                                                                                 1999                        1998
                                                                                 ----                        ----
FISCAL QUARTER                                                            HIGH          LOW           HIGH         LOW
--------------                                                           --------      --------      -------      -------
   First                                                                 $8 7/16       $6 5/8        $9 3/4       $7 7/16
   Second                                                                $7 5/8        $5 1/2        $12 1/4      $7 3/4
   Third                                                                 $5 13/16      $4 7/8        $9 1/2       $7 5/8
   Fourth                                                                $5 15/16      $4 13/16      $8 3/16      $6 7/8

No dividends have been paid since the Company became publicly held in January of 1989. At September 30, 1999, there were 1,371 holders of record of the Common Stock.

ITEM 6. SELECTED FINANCIAL DATA.

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                        FIVE-YEAR SELECTED FINANCIAL DATA

                                                                       YEAR ENDED SEPTEMBER 30,
                                                      -------------------------------------------------------
                                                         1999       1998        1997        1996       1995
                                                      ---------   --------    --------    --------   --------
Revenues                                              $ 205,932   $238,905    $231,709    $224,866   $236,257
Earnings (loss) before income taxes
    (benefit)                                         $(25,611)   $(2,761)    $  3,698    $(1,703)   $ 11,211
Net earnings (loss)                                   $(16,067)   $(2,013)    $  1,886    $(1,477)   $  6,601
Earnings (loss) per share
    Basic                                             $  (1.82)   $  (.23)    $    .22    $  (.17)   $    .74
    Diluted                                           $  (1.82)   $  (.23)    $    .21    $  (.17)   $    .74

                                                                              AT SEPTEMBER 30,
                                                      -------------------------------------------------------
Total assets                                          $ 139,181   $143,263    $142,262    $128,127   $131,974
Long-term indebtedness                                $  51,189   $ 47,446    $ 42,778    $ 29,878   $ 32,970
Shareholders' equity                                  $  39,601   $ 55,640    $ 57,557    $ 55,676   $ 57,532


                                QUARTERLY RESULTS

The following table sets forth the Company's quarterly financial results for the fiscal years 1999 and 1998. As a result of a fourth quarter review of the Company's operations and business, it was determined that certain required adjustments of income and expense items should have been recorded in prior quarters of the current year and, as such, the effect of these adjustments are reflected below. In connection with these restatements, the Company has filed an amended Form 10-Q for the first, second and third quarters of fiscal 1999.

                                                         1999
                                 ----------------------------------------------------------
                                 DECEMBER 31    MARCH 31       JUNE 30         SEPTEMBER 30
                                 -----------    --------       -------         ------------
Revenues
    As previously reported ...   $ 54,512       $ 51,638       $ 50,567        $    *
    Adjustments ..............       (281)          (250)          (419)
                                 --------       --------       --------        ---------
    As restated ..............   $ 54,231       $ 51,388       $ 50,148        $  50,165
                                 ========       ========       ========        =========

Gross profit
    As previously reported ...   $  4,423       $  3,387       $  2,863        $    *
    Adjustments ..............     (1,016)        (1,089)        (1,706)
                                 --------       --------       --------        ---------
    As restated ..............   $  3,407       $  2,298       $  1,157        $  (4,631)
                                 ========       ========       ========        =========

Loss before income tax benefit
    As previously reported ...   $ (1,553)      $ (2,375)      $ (2,771)       $    *
    Adjustments ..............     (1,518)(1)     (1,438)(2)     (2,168)(3)
                                 --------       --------       --------        ---------
    As restated ..............   $ (3,071)      $ (3,813)      $ (4,939)       $ (13,788)
                                 ========       ========       ========        =========

Net loss
    As previously reported ...   $   (991)      $ (1,496)      $ (1,758)       $    *
    Adjustments ..............       (944)          (892)        (1,325)
                                 --------       --------       --------        ---------
    As restated ..............   $ (1,935)      $ (2,388)      $ (3,083)       $  (8,661)
                                 ========       ========       ========        =========

Loss per diluted share
    As previously reported ...   $   (.11)      $   (.17)      $   (.20)       $    *
    Adjustments ..............       (.11)          (.10)          (.15)
                                 --------       --------       --------        ---------
    As restated ..............   $   (.22)      $   (.27)      $   (.35)       $    (.98)
                                 ========       ========       ========        =========

(1) Primarily represents $281,000 for revenue adjustments, $260,000 for write-down of inventories, $276,000 for depreciation adjustments, and $192,000 for additional bad debt provision.

(2) Primarily represents $374,000 for adjustments to accounts receivable, $323,000 for additional bad debt provision, $250,000 for revenue adjustments, and $277,000 for depreciation adjustments.

(3) Primarily represents $827,000 for an increase in the environmental reserve at a Company-owned site, $720,000 for additional self-insurance reserves, $412,000 for additional bad debt provision, and $276,000 for depreciation adjustments.

*  Not previously reported

                                                                  1998
                                            ----------------------------------------------------
                                            DECEMBER 31   MARCH 31     JUNE 30      SEPTEMBER 30
                                            -----------   --------     --------     ------------
Revenues                                     $ 62,509     $ 61,201     $ 60,002     $ 55,193
Gross profit                                 $  6,048     $  5,703     $  7,713     $   (318)
Earnings (loss) before income taxes
    (benefit)                                $  1,033     $    595     $  1,610     $ (5,999)
Net earnings (loss)                          $    599     $    345     $    805     $ (3,762)
Earnings (loss) per diluted share            $    .07     $    .04     $    .09     $   (.43)


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Financial Condition and Liquidity

The net loss of $16.1 million in 1999, which included $12.5 million non-cash depreciation, caused a deficiency in cash flow from operations of $5.5 million. The need to fund losses from operations, together with net capital expenditures of $4.2 million, required the Company to secure additional funds of $9.7 million. Drawing down cash balances of $2.6 million and net borrowings of $6.5 million were the principal sources of these funds. The source of these borrowings was the Company's $75.0 million bank credit facility, which had $49.4 million outstanding at September 30, 1999. Under this facility, borrowings are restricted to the net book value of available equipment and eligible accounts receivable less outstanding letters of credit. At September 30, 1999, a total of $5.2 million was available to the Company under this facility.

The Company was not in compliance with the fixed charge coverage ratio and the net worth covenant under this facility at September 30, 1999. On December 20, 1999, the Company received a waiver from its bank group with regard to these events of default as of September 30, 1999. In addition, the bank group amended the credit facility and reset ratios and requirements on certain covenants for the next four quarters beginning with the quarter ending December 31, 1999 through the quarter ending September 30, 2000. This amendment also limits capital expenditures, prohibits quarterly losses and increases the cost to the Company for outstanding borrowings. The amendment permits additional advances for working capital and other corporate needs. The credit agreement expires on August 19, 2000, but may be renewed on a year-to-year basis thereafter upon agreement of the parties thereto. Termination of the agreement would result in the repayment of the outstanding balance over a period of 48 months in equal monthly installments. Based on current projections, it is expected that the Company will be in compliance with these modified covenants during fiscal year 2000. Current projections are based largely on the Company's fiscal year 2000 Plan. Operating results for the first two months of fiscal year 2000 have exceeded the Plan. Although management believes that its fiscal year 2000 Plan is achievable, there can be no assurance that it will be achieved.

The Company anticipates that its currently available funds, cash generated from operations, cash realized from the sale of property and equipment, income tax refunds, insurance settlements and available borrowing capacity under its amended credit agreement will be sufficient to meet cash and working capital requirements, including anticipated capital expenditures, through the end of fiscal 2000. In addition to the expected positive cash flow from operations in 2000, the Company realized approximately $3.0 million from the sale of three facilities in the first fiscal quarter of 2000 and $4.1 million from several insurance companies resulting from settlements during a mediation in October 1999 in which the Company sought coverage for past and future environmental costs associated with certain Company-owned sites. Additional amounts from other insurance carriers are also expected in fiscal 2000. Known future environmental evaluation and remediation costs of $1.4 million are included in accrued liabilities at September 30, 1999.

The Company anticipates purchasing equipment in 2000 to replace older fully depreciated equipment. It is expected that total capital expenditures for equipment in 2000 will be between $5.0 million and $6.0 million. The Company also expects to make modest capital expenditures for facilities in fiscal 2000. Based on current operating projections and including the above capital expenditure estimates, it is expected that overall indebtedness will decrease in 2000 by between approximately $3.0 million and $5.0 million.

RESULTS OF OPERATIONS

Fiscal Year 1999 vs. 1998
Revenues of $205.9 million for the year declined by $33.0 million or 13.8% from $238.9 million in the prior year. The number of loads carried decreased by 36,712 loads or 19.9%, while the average miles per load decreased slightly. Revenue per load increased by 6% over the prior year. Overall demand in the chemical industry declined during the year causing the number of available loads for carriers to transport to decline also. The Company's decision to substantially reduce its international presence and to eliminate its waste van businesses accounted for $7.3 million of the year-to-year decrease in revenue.

Operating expenses for 1999 decreased by $16.3 million to $191.2 million from $207.5 million in 1998. The substantial reduction in loads carried, which required fewer miles to be driven, caused most of the direct expense categories including drivers' wages and fuel to be lower in 1999 than in 1998.

Operating expenses for 1999 included a number of unusual items, many of which arose from the decision to close certain bulk trucking terminals, shut down Safeway Transportation, Inc., the Company's waste-hauling van operation, substantially reduce the international container business and streamline the Company. In connection with the decision on the international container business, a provision of $1.6 million was included in operating expense in the fourth quarter to repair and return containers to lessors.

Drivers' wages, which is the Company's largest direct operating expense, was $65.9 million in 1999 compared with $74.6 million in 1998, a 12% decrease. Fuel expense was $11.7 million in 1999 compared with $14.1 million in 1998. This 17% decrease was caused principally by the volume decline offset in part by higher fuel prices in the second half of 1999.

Insurance expense, including property, general liability, cargo and workers' compensation, decreased in 1999 by $3.3 million to $9.7 million principally due to fewer claims resulting from lower business volume, but also due to the implementation of a new property and casualty program effective June 1, 1999, which provides the same level of coverage, but outsources the claims handling function to the insurance carrier. This decrease contrasts favorably with the increase in insurance costs in 1998 of $5.6 million which resulted from an overall adverse development of claims. During the fourth quarter of 1999, the Company included a charge of $1.9 million to increase its self-insurance reserves. Overall fourth quarter 1999 insurance expense was $1.2 million less than the fourth quarter of the prior year. During the fourth quarter of 1998, with assistance from an outside insurance carrier, the Company reviewed its overall self-insurance liability in connection with the contemplated outsourcing of certain insurance programs.

Cleaning expenses, including costs associated with cleaning the Company's fleet of trailers as well as customers' and others' fleets, decreased in 1999 by 20% to $12.8 million principally due to lower volume, but also due to changes in various cleaning programs implemented by the Company during 1999. Maintenance expense increased in 1999 by $.8 million or 5% due to the ongoing costs of maintaining the trailer fleet, particularly repairs to older stainless steel trailers that are the principal asset used in the bulk trucking business.

Terminal costs including utilities, rent, communications and maintenance increased by $1.6 million in 1999, due in part to the impact in the fourth quarter of closing terminals and relocating equipment throughout the Company. A review of various other balance sheet accounts in the fourth quarter indicated that certain accounts required adjustments. The net impact of adjusting these other accounts, including inventories and certain other assets, resulted in an $.8 million increase in 1999 operating expenses.

Environmental expense was $2.3 million in 1999 compared with $.6 million in 1998. In the third quarter of 1999, a provision of $.8 million was recorded to reflect remediation costs at one of the Company-owned sites. In the fourth quarter of 1999 a provision of $.6 million was recorded to reflect known evaluation and remediation costs at three other Company-owned sites. Additional liability is possible at these sites, but not presently estimatible.

For the year, depreciation and amortization expenses increased slightly to $12.5 million compared with $12.3 million in 1998. The impact of purchasing new equipment and facilities during 1999 generally offset the effect of the disposition of older fully depreciated equipment. During the year, the Company realized proceeds from the sale of property and equipment of $3.0 million compared with $4.8 million in 1998.

The Company reviewed all its long-lived asset categories in order to determine if current net book values were appropriate or if any were impaired. The tractor and trailer fleets were appraised at the end of the year with the results indicating a substantially higher value than the net book value. Accordingly, no adjustments were required for the tractor or trailer fleet. The owned terminals also were reviewed and the results indicated that the estimated realizable value of six facilities was less that the current book value. Accordingly, an adjustment of $.6 million, which was included in other income, was made in the fourth quarter of 1999 to reflect the impairment in value of these facilities. Three of these facilities were sold in the first quarter of 2000 for $3.0 million.

In conjunction with closing Safeway Transportation, Inc., an adjustment was made in the fourth quarter of 1999 to reduce the carrying value of specialized trailers by $.4 million to estimated realizable value. A portion of this fleet was sold in 1999 and the remainder is currently for sale.

Selling and administrative expenses increased by $5.3 million in 1999 to $24.9 million. Severance of $1.9 million and a provision for bad debts of $2.9 million were the two largest changes in selling and administrative expense in 1999. All of the severance was recorded in the fourth quarter. Accounts receivable balances were reviewed for collectibility and the reserve for bad debts was reviewed for adequacy. As a result of this review, during the fourth quarter the allowance for doubtful accounts was increased by $1.8 million.

Other income included a net gain on sale of tractors and trailers of $.6 million. Other income also reflected a net benefit of $1.5 million, which resulted from the settlement in the fourth quarter of an insurance claim and subsequent receipt of insurance proceeds as reimbursement for a building loss due to a fire.

Interest expense in 1999 was $4.1 million compared with $4.0 million in 1998. Higher debt levels later in the year were almost offset by lower interest rates during the first half of 1999.

The rate of income tax benefit in 1999 was 37.3% compared with a 27.1% rate of income tax benefit in 1998. The smaller impact of non-deductible expenses in 1999 caused the rate of effective income tax benefit in 1999 to be dramatically different than the rate of income tax benefit in 1998.

The Company's net loss for the year was $16.1 million or $1.82 per diluted share compared with a net loss of $2.0 million or $.23 per diluted share in 1998.

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

IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on its results of operations, financial position or cash flow.

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

YEAR 2000 ("Y2K") READINESS DISCLOSURE

The Company is aware of the issues related to the approach of the year 2000 and has assessed and investigated what steps must be taken to ensure that its critical systems and equipment will function appropriately after the turn of the century. The Company has completed a review of each of its core systems to determine their Y2K compliance. As a result, the Company has replaced its Service Management System with one designed to be Y2K compliant from inception. The remaining core systems are vendor-supplied and maintained systems where the Company has received Y2K compliant upgrades. The Company has completed the implementation of its Service Management System and all other core systems. The Service Management System replacement is expected to cost approximately $4.6 million of which $4.4 million has been expended as of September 30, 1999.

The Company relies on Qualcomm to provide the satellite tracking system necessary to track the location of its transportation equipment and to provide dispatch and routing information to its drivers. The Company has been informed that the software utilized by Qualcomm and the Company is fully Y2K compliant. A failure of the satellite communication system could have a materially adverse effect on the Company's results of operations. The Company is relying on the contingency plan established by Qualcomm to prevent the interruption of business. As an additional backup, the Company plans to use its existing telephone systems to dispatch its equipment and provide support to its drivers in the event of a complete satellite system failure. In addition, the Company utilizes Comdata to allow drivers to purchase fuel outside of the Company's terminal locations. The Company has been informed that Comdata's systems associated with fuel purchases are Y2K compliant. The Company also interacts with many of its vendors through electronic data interchange (EDI). Although the Company is Y2K compliant in its EDI applications, it cannot guarantee the Y2K compliance of its business partners' systems. However, as part of the Company's contingency planning, programs are in place which permit the Company to deal with its EDI business partners in a non-EDI environment, if necessary. Therefore, the failure of any such business partners to achieve Y2K compliance should not have a material adverse effect upon the Company's operations.

The Company has completed its contingency plan to deal with Y2K issues. However, due to the complexity and widespread nature of such issues, the contingency planning process of necessity must be an ongoing one requiring possible further modification as more information becomes known regarding (1) the Company's own systems and facilities, and (2) the status and changes therein of the Y2K compliance efforts of outside suppliers and vendors. Management believes that the Company's current state of readiness, the nature of the Company's business, and the availability of the contingency plan minimizes Y2K risks. Management does not foresee significant liability to third parties if one or more of the Company's systems are not Y2K compliant. As significant Y2K uncertainties remain outside the control of the Company, at this time the Company is unable to determine a most reasonably likely worst case scenario.

Through September 30, 1999, the Company has incurred, in addition to the Service Management System costs noted above, $.4 million of internal staff costs necessary to review and further Y2K compliance of its core operating systems. All Y2K costs have been and will continue to be funded from operations. The Company expects future internal staff costs associated with its Y2K readiness program to be nominal.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company's major market risk exposure is to changing interest rates. The Company has variable-rate debt representing 93% of its total long-term debt at September 30, 1999. If interest rates average 25 basis points more in 2000 than they did during 1999, the Company's interest expense would be increased by $132,000.

These amounts are determined by considering the impact of the hypothetical interest rates on the Company's variable-rate long-term debt at September 30, 1999.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                          INDEPENDENT AUDITORS' REPORT

The Shareholders and Board of Directors Matlack Systems, Inc.:

We have audited the accompanying consolidated balance sheets of Matlack Systems, Inc. and subsidiaries as of September 30, 1999 and 1998, and the related consolidated statements of operations and cash flows for each of the years in the three-year period ended September 30, 1999. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedules as listed in Item 14(a) of this Form 10-K. These consolidated financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Matlack Systems, Inc. and subsidiaries as of September 30, 1999 and 1998, and the results of their operations and their cash flows for each of the years in the three-year period ended September 30, 1999, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

                                                     KPMG LLP

Wilmington, Delaware
January 13, 2000

                      CONSOLIDATED STATEMENT OF OPERATIONS

                                                   YEAR ENDED SEPTEMBER 30,
                                      -----------------------------------------------
                                           1999             1998             1997
                                      -------------    -------------    -------------
Revenues ..........................   $ 205,932,000    $ 238,905,000    $ 231,709,000

Expenses
   Operating ......................     191,186,000      207,490,000      193,784,000
   Depreciation and amortization ..      12,515,000       12,269,000       13,106,000
   Selling and administrative .....      24,881,000       19,612,000       18,155,000
   Other income, net ..............      (1,153,000)      (1,749,000)        (218,000)
                                      -------------    -------------    -------------

                                        227,429,000      237,622,000      224,827,000
                                      -------------    -------------    -------------

Operating (loss) earnings .........     (21,497,000)       1,283,000        6,882,000
Interest expense ..................       4,114,000        4,044,000        3,184,000
                                      -------------    -------------    -------------

Earnings (loss) before income taxes
   (benefit) ......................     (25,611,000)      (2,761,000)       3,698,000
Income taxes (benefit) ............      (9,544,000)        (748,000)       1,812,000
                                      -------------    -------------    -------------

Net earnings (loss) ...............   $ (16,067,000)   $  (2,013,000)   $   1,886,000
                                      =============    =============    =============

Earnings (loss) per share
   Basic ..........................   $       (1.82)   $        (.23)   $         .22
   Diluted ........................   $       (1.82)   $        (.23)   $         .21
Average shares outstanding
   Basic ..........................       8,814,000        8,790,000        8,763,000
   Diluted ........................       8,814,000        8,790,000        8,823,000


       The Notes to the Consolidated Financial Statements are an integral part of these statements.

                           CONSOLIDATED BALANCE SHEET

                                                                                   SEPTEMBER 30,
                                                                     ----------------------------------------
                                                                           1999                     1998
                                                                     ----------------        ----------------
                                 ASSETS
Current assets
   Cash                                                              $      2,837,000        $      5,477,000
   Accounts receivable, net                                                34,330,000              31,625,000
   Inventories                                                              6,007,000               6,382,000
   Other current assets                                                     1,592,000               2,385,000
   Refundable income taxes                                                  2,631,000                  -
   Deferred income taxes                                                    3,752,000               1,572,000
                                                                     ----------------        ----------------
   Total current assets                                                    51,149,000              47,441,000

Property and equipment, net                                                86,074,000              94,382,000
Other assets                                                                1,958,000               1,440,000
                                                                     ----------------        ----------------

   Total assets                                                      $    139,181,000        $    143,263,000
                                                                     ================        ================

   LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
   Accounts payable                                                  $     11,035,000        $      6,846,000
   Accrued liabilities                                                     19,583,000              13,583,000
   Income taxes payable                                                        --                   1,393,000
   Current maturities of long-term debt                                     5,309,000               2,588,000
                                                                     ----------------        ----------------
   Total current liabilities                                               35,927,000              24,410,000

Long-term debt                                                             51,189,000              47,446,000
Self-insurance reserves                                                     5,265,000               5,015,000
Other liabilities                                                           2,429,000               1,266,000
Deferred income taxes                                                       4,770,000               9,486,000
Commitments and contingencies (see Notes to the
   Consolidated Financial Statements)
Shareholders' equity:
   Common stock, $1.00 par value
   Outstanding: 1999-8,814,434 shares; 1998-8,809,634 shares                8,814,000               8,809,000
   Additional paid-in capital                                              10,620,000              10,597,000
   Retained earnings                                                       20,167,000              36,234,000
                                                                     ----------------        ----------------

   Total shareholders' equity                                              39,601,000              55,640,000
                                                                     ----------------        ----------------

   Total liabilities and shareholders' equity                        $    139,181,000        $    143,263,000
                                                                     ================        ================


       The Notes to the Consolidated Financial Statements are an integral part of these statements.

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                 YEAR ENDED SEPTEMBER 30,
                                                       --------------------------------------------
                                                           1999            1998            1997
                                                       ------------    ------------    ------------
Cash flows from operating activities
   Net earnings (loss) .............................   $(16,067,000)   $ (2,013,000)   $  1,886,000
   Adjustments to reconcile net earnings (loss)
       to net cash provided by operating activities:
       Impairment loss .............................      1,093,000            --              --
       Depreciation and amortization ...............     12,515,000      12,320,000      13,127,000
       Net gain on sale of equipment ...............       (638,000)     (1,749,000)       (217,000)
       Changes in assets and liabilities:
          Accounts receivable ......................     (4,499,000)        586,000      (6,135,000)
          Inventories and other assets .............      2,782,000      (2,097,000)       (589,000)
          Accounts payable and accrued liabilities .      8,236,000       2,526,000      (2,318,000)
          Current and deferred income taxes ........    (10,361,000)     (1,784,000)      1,690,000
          Other, net ...............................      1,414,000       1,245,000       1,297,000
                                                       ------------    ------------    ------------

Net cash (used in) provided by operating activities      (5,525,000)      9,034,000       8,741,000
                                                       ------------    ------------    ------------

Cash flows from investing activities
   Purchase of property and equipment ..............     (7,133,000)    (11,448,000)    (24,024,000)
   Proceeds from the sale of property and equipment       2,957,000       4,846,000       1,275,000
   Business combination, net of cash acquired ......        569,000            --              --
                                                       ------------    ------------    ------------

Net cash used in investing activities ..............     (3,607,000)     (6,602,000)    (22,749,000)
                                                       ------------    ------------    ------------

Cash flows from financing activities
   Proceeds of long-term debt ......................     66,400,000      91,731,000      64,599,000
   Repayment of long-term debt .....................    (59,936,000)    (91,306,000)    (51,081,000)
   Exercise of stock options and other .............         28,000          96,000          71,000
   Common stock acquired and retired ...............           --              --           (76,000)
                                                       ------------    ------------    ------------

Net cash provided by financing activities ..........      6,492,000         521,000      13,513,000
                                                       ------------    ------------    ------------

Net (decrease) increase in cash ....................     (2,640,000)      2,953,000        (495,000)
Cash beginning of period ...........................      5,477,000       2,524,000       3,019,000
                                                       ------------    ------------    ------------

Cash end of period .................................   $  2,837,000    $  5,477,000    $  2,524,000
                                                       ============    ============    ============

Supplemental information
   Interest paid ...................................   $  4,040,000    $  3,978,000    $  3,242,000
   Income taxes paid ...............................   $    817,000    $  1,036,000    $    122,000

Non-cash investing activities
   Business combination
       Fair value of assets acquired ...............   $  2,073,000            --              --
       Less:  Liabilities assumed ..................     (2,022,000)           --              --
          Cash acquired ............................       (620,000)           --              --
                                                       ------------    ------------    ------------
          Business combination, net of cash acquired   $   (569,000)   $       --      $       --
                                                       ============    ============    ============

            The Notes to the Consolidated Financial Statements are an
                       integral part of these statements.

MATLACK SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

ORGANIZATION AND ACCOUNTING POLICIES

Organization -- Matlack Systems, Inc., together with its subsidiaries, is a bulk transportation company that provides transportation of bulk commodities in tank trailers and tank containers, intermodal transportation services, tank cleaning services and logistics management services to the nation's leading chemical and dry bulk shippers. In addition to specialized trucking, the Company provides trailer, container and intermediate bulk container leasing on a short- or long-term basis to customers in the food and chemical industries.

Consolidation -- The consolidated financial statements include the accounts of all subsidiaries with appropriate elimination of intercompany transactions and balances.

Revenue recognition -- The Company recognizes revenue when shipments are delivered. Lease service revenues are recognized over the terms of the lease.

Earnings per share -- The number of weighted average shares used in computing basic and diluted earnings (loss) per share (EPS) are as follows:

                            1999                 1998                  1997
                       -------------        --------------        -------------

Basic EPS                  8,814,000             8,790,000            8,763,000
Effect of options             --    (1)              --   (1)            60,000
                       -------------        --------------        -------------
Diluted EPS                8,814,000             8,790,000            8,823,000
                       =============        ==============        =============

(1) The effect of options was not considered as it would have been anti-dilutive.

No adjustments to net earnings (loss) available to common shareholders were required during the periods presented.

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

Claims and insurance reserves -- The Company retains a specific portion of insurable risks with regard to public liability and workers' compensation claims. The Company maintains a $1,000,000 primary insurance policy subject to $500,000 of retention per claim with a $6,000,000 aggregate stop-loss limit on retention. In excess of the primary policy, the Company maintains $120,000,000 of insurance coverage. Reserves are established for claims incurred plus an estimate for claims incurred but not reported. Reserve requirements are evaluated and established utilizing known and expected information on each claim, historical payment trends, claim severity and other factors. In addition, loss development trends on closed claims are also used to determine claim reserves. The Company is not aware of any trends, uncertainties, or pending claims that would have an adverse impact upon its insurance reserves. Claims estimated to be paid within one year have been classified in accrued liabilities with the balance reflected as non-current insurance reserves.

During 1998, the Company's insurance expense was reduced by the application of $2,016,000 resulting from a premium refund in connection with an environmental impairment liability insurance policy that expired on

September 30, 1997. Between 1994 and 1997, premiums of $2,000,000 relating to this policy were paid and expensed by the Company. During 1998 and in conjunction with this policy, the Company received a net reimbursement of $222,000 from a reinsurance company, resulting in a net premium refund of $1,794,000 which is included in accounts receivable at September 30, 1998.

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

During the fourth quarter of 1998 as a result of unfavorable claims development, the Company revised its estimates for future cost increases of incurred but unpaid workers' compensation, auto and general liability insurance claims which amounted to $4,600,000.

Fair values of financial instruments -- The carrying amounts reported in the balance sheet for current assets and current liabilities approximate their fair value at September 30, 1999.

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

Impairment of long-lived assets -- Periodically, the Company evaluates whether the remaining useful life of long-lived assets requires revision and assesses the recoverability of remaining unamortized balances. Should factors indicate that an asset should be evaluated for possible impairment, an estimate of the asset's cash flow is utilized in evaluating fair value. Should an impairment be determined, the impaired asset's value would be adjusted and a charge to operations would be recognized. During 1999, the Company recorded a non-cash charge of $680,000 related to the write-down at six Company-owned locations and $413,000 related to the write-down of certain van trailers that no longer are used in the business of the Company.

Environmental remediation -- The Company accrues for environmental expenses resulting from existing conditions that relate to past operations when the costs are probable and estimable. In determining the Company's liability with respect to environmental matters, consideration is given to the total cost to remediate a site, the Company's contribution of waste at the site, the participation of other responsible parties and all other relevant circumstances of the claim. Liabilities, when established, do not consider recoverable insurance amounts and are not discounted. Environmental liabilities are reviewed periodically as assessment and remediation progresses. If required, based on additional technical and legal information, liabilities are adjusted. Given the uncertainties inherent in evaluating environmental exposure, actual future costs incurred at identified sites may vary from current estimates. Recoveries of environmental remediation costs from insurance carriers are recognized when their receipt is deemed probable.

Recent accounting pronouncements -- The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on its results of operations, financial position or cash flows.

Reclassification -- Certain prior year amounts have been reclassified to conform with the current year presentation.

ACQUISITION

In September 1999, a subsidiary of the Company completed the acquisition of American Transportation Service, Inc. (ATS), a provider of truck driver services, by acquiring for a cash purchase price of $51,000 the remaining 51 percent of the ATS shares outstanding not already owned by the Company. In 1997, the Company acquired a 49 percent interest in ATS.

The ATS acquisition has been accounted for by the purchase method and the assets acquired and liabilities assumed have been recorded at their estimated fair values. The excess of cost over the estimated fair value of net assets acquired of $757,000 is being amortized on a straight-line basis over five years. Pro forma results of operations would be immaterial for all periods presented.

The Company paid ATS $35,492,000, $39,421,000 and $34,325,000 for drivers'
services in 1997, 1998 and 1999, respectively.


ACCOUNTS RECEIVABLE, NET
                                                   1999                 1998
                                              -------------        ------------

Customers                                     $  34,076,000        $ 30,499,000
Insurance premium refund                            --                1,794,000
Insurance claims                                  1,538,000            --
                                              -------------        ------------
                                                 35,614,000          32,293,000

Less allowance for doubtful accounts            (1,284,000)           (668,000)
                                              -------------        ------------
                                              $  34,330,000        $ 31,625,000
                                              =============        ============

PROPERTY AND EQUIPMENT

The Company's property and equipment accounts are as follows:

                                                                                        SEPTEMBER 30,
                                                               ----------------------------------------------------------
                                                                                                               USEFUL
                                                                     1999                    1998              LIVES
                                                               ---------------         ---------------      -------------
Land                                                           $    13,533,000         $    13,498,000
Transportation equipment                                           135,274,000             143,215,000      4 to 12 years
Transportation service facilities                                   68,563,000              68,269,000      5 to 40 years
Less accumulated depreciation                                     (131,296,000)           (130,600,000)
                                                               --------------          --------------
                                                               $    86,074,000         $    94,382,000
                                                               ===============         ===============

As of September 30, 1999, the Company had no open commitments for the purchase of property and equipment. The net book value of facilities held for sale at September 30, 1999 was $5,403,000.

LONG-TERM DEBT

Long-term debt is as follows:

                                                                       SEPTEMBER 30,
                                                             ------------------------------
                                                                  1999             1998
                                                             ------------      ------------
Bank credit agreement                                        $ 49,400,000      $ 40,200,000
Equipment financing obligations due banks with
    equipment pledged as security at interest rates
    ranging from 6.99% to 7.65%, payable in
    installments to 2005                                        6,840,000         9,324,000
Real estate mortgage obligations, at interest rates
    ranging from 5.95% to 8.0%, with land and
    buildings with a carrying value of $2,819,000
    pledged as collateral, payable in installments
    over various periods to 2001                                  258,000           510,000
Less amounts due within one year                               (5,309,000)       (2,588,000)
                                                             ------------      ------------
                                                             $ 51,189,000      $ 47,446,000
                                                             ============      ============

The limit of the bank credit agreement is currently $75,000,000 and is secured with unpledged equipment and accounts receivable. Interest rates on borrowings under the agreement averaged 8.2% at September 30, 1999. The credit agreement expires on August 19, 2000 but may be renewed on a year-to-year basis thereafter upon agreement of the parties thereto. Termination of the agreement would result in the repayment of the outstanding loan balance over a period of 48 months in equal monthly installments. Otherwise, no repayments are required unless the financing value of the equipment and accounts receivable falls below the outstanding principal balance of the loans and letters of credit outstanding. The credit agreement includes certain borrowing limitations based on the value of equipment and accounts receivable. At September 30, 1999, a total of $5,200,000 was available under the credit facility.

The credit agreement requires the maintenance of certain financial ratios, restricts the payment of dividends and regulates payments to affiliated companies. The Company was not in compliance with the fixed charge coverage ratio and the net worth covenant under this facility at September 30, 1999. On December 20, 1999, the Company received a waiver from its bank group with regard to these events of default as of September 30, 1999. In addition, the bank group amended the credit facility and reset ratios and requirements on certain covenants for the next four quarters beginning with the quarter ending December 31, 1999 through the quarter ending September 30, 2000. This amendment also limits capital expenditures, prohibits quarterly losses and increases the cost to the Company for outstanding borrowings. The amendment permits additional advances for working capital and other corporate needs subject to limitations on its borrowing base, as amended. Based on current projections, it is expected that the Company will be in compliance with these modified covenants during fiscal year 2000. Current projections are based largely on the Company's fiscal year 2000 Plan. Operating results for the first two months of fiscal year 2000 have exceeded the Plan.

The Company anticipates that its currently available funds, cash generated from operations, realized from the sale of property and equipment, insurance settlements, and available borrowing capacity under its credit agreement will be sufficient to meet cash and working capital requirements, including anticipated capital expenditures, through the end of fiscal 2000. In addition to the expected positive cash flow from operations in 2000, the Company realized approximately $3,000,000 from the sale of three facilities in the first fiscal quarter of 2000 and $4,100,000 from several insurance companies, which resulted from settlements during a mediation in October 1999 in which the Company sought coverage for past and future environmental costs associated with six Company-owned sites. Additional amounts from other insurance carriers are also expected in fiscal 2000.

The expected positive cash flow from operations is based on the Company's fiscal year 2000 Plan, which was developed by the new management team during the fourth fiscal quarter of 1999. The expected turnaround in results from 1999 to 2000 is based on a number of factors and assumptions. The most significant changes since the end of fiscal 1999 that will affect fiscal 2000 results include the phasing down of the international container business, the elimination of losses associated with Safeway Transportation, Inc., the closing of several unprofitable terminals, the sale of underutilized equipment and terminals, lay-offs at both corporate and field locations, the elimination of unprofitable contracts with certain customers and the securing of higher margin business from other customers.

The overall assumptions used in the fiscal year 2000 Plan included no overall change in rates and modest reductions in volumes based on the changing mix of customers and routes. Planned capital expenditures for equipment and facilities are limited to the replacement of existing assets. Although management believes that its fiscal year 2000 Plan is achievable, there can be no assurance that it will be achieved.

The aggregate amounts of maturities for all indebtedness during the next five fiscal years are as follows: 2000 -- $5,309,000; 2001 -- $13,087,000, 2002 --
$13,047,000, 2003 -- $13,081,000 and 2004 -- $11,636,000.

Based upon borrowing rates available to the Company for long-term debt with similar terms and maturities, the carrying amounts approximate the fair value of such financial instruments.

ACCRUED LIABILITIES

Accrued liabilities are as follows:

                                                             SEPTEMBER 30,
                                                  -------------------------------------
                                                        1999                   1998
                                                  --------------        ---------------
Employee compensation                             $    6,627,000        $     5,184,000
Self-insurance reserves                                5,319,000              4,296,000
Taxes other than income                                1,584,000              1,461,000
Provision for container returns and repairs            1,566,000                 --
Environmental reserves                                 2,165,000              1,166,000
Professional fees                                        540,000                 83,000
Other                                                  1,782,000              1,393,000
                                                  --------------        ---------------
                                                  $   19,583,000        $    13,583,000
                                                  ==============        ===============

SHAREHOLDERS' EQUITY

Changes in the components of shareholders' equity are as follows:

                                    $1 Par Value     Additional                      Total
                                        Common         Paid-In        Retained     Shareholders'
                                        Stock          Capital        Earnings       Equity
                                    ------------    ------------    ------------    ------------
Balance at September 30, 1996 ...   $  8,762,000    $ 10,553,000    $ 36,361,000    $ 55,676,000
Net earnings ....................                                      1,886,000       1,886,000
Exercise of stock options .......         26,000          45,000                          71,000
Common stock acquired and retired        (10,000)        (66,000)                        (76,000)
                                    ------------    ------------    ------------    ------------
Balance at September 30, 1997 ...      8,778,000      10,532,000      38,247,000      57,557,000
Net loss ........................                                     (2,013,000)     (2,013,000)
Exercise of stock options .......         31,000          65,000                          96,000
                                    ------------    ------------    ------------    ------------

Balance at September 30, 1998 ...       8,809,00      10,597,000      36,234,000      55,640,000
Net loss ........................                                    (16,067,000)    (16,067,000)
Exercise of stock options .......          5,000           7,000                          12,000
Other ...........................                         16,000                          16,000
                                    ------------    ------------    ------------    ------------

Balance at September 30, 1999 ...   $  8,814,000    $ 10,620,000    $ 20,167,000    $ 39,601,000
                                    ============    ============    ============    ============

The Company is authorized to issue 24,000,000 shares of $1 Par Value Common Stock and 1,000,000 shares of $1 Par Value Preferred Stock. The terms and conditions of each issue of preferred shares will be determined by the Board of Directors. No preferred shares have been issued.

Each share of common stock includes one common stock purchase right ("Right") which is non-exercisable until certain defined events occur, including tender offers or the acquisition by a person or group of affiliated or associated persons of 20% of the Company's common stock. Upon the occurrence of certain defined events, the Right entitles the holder to purchase additional stock of the Company or stock of an acquiring company at a 50% discount. The Right expires on June 30, 2009 unless earlier redeemed by the Company at a price of $.01 per Right.

On December 14, 1998, the Company granted an exemption from its Rights Agreement to Alpine Capital, L.P. ("Alpine") and the Anne T. and Robert M. Bass Foundation (the "Foundation"), acting as a group, with respect to purchases of the Company's common stock up to 23% of the amount outstanding. Prior to granting the exemption, Alpine and the Foundation collectively owned 19.7% of the outstanding common stock. The current threshold for a triggering event under the Rights Agreement is 20%. The exemption was granted due to a request made by representatives of Alpine and the Foundation, who have reaffirmed that their acquisitions of the Company's common stock are for investment purposes only.

Under the terms of the credit agreement, the Company's major subsidiary may not make equity distributions to the Company in excess of 25% of its consolidated net earnings subsequent to January 1, 1998.

OTHER INCOME

Other income, net at September 30 consisted of the following:

                                                  1999           1998
                                              -----------    -----------
Gain on sale of equipment, net ............   $  (638,000)   $(1,749,000)
Impairment losses .........................     1,093,000           --
Insurance recovery related to terminal fire    (1,455,000)          --
Miscellaneous .............................      (153,000)          --
                                              -----------    -----------
                                              $(1,153,000)   $(1,749,000)
                                              ===========    ===========

STOCK OPTION PLANS

Under the Company's stock option plans, options to purchase common stock of the Company may be granted to officers and key employees at not less than 100% of the fair market value at the date of grant. Generally, options granted vest ratably over a six-year period and have a maximum life of eight years.

The Company accounts for these plans under APB No. 25. Accordingly, no compensation cost has been recognized. Had compensation cost for these plans been determined consistent with SFAS No. 123, the Company's pro forma net loss for 1999, net loss for 1998 and net earnings for 1997 would have been $16,684,000 ($1.89 loss per diluted share), $2,583,000 ($.29 loss per diluted share) and $1,612,000 ($.18 per diluted share), respectively. Because the SFAS 123 method of accounting has not been applied to options granted prior to October 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

As of September 30, stock option activity under the Company's plans is as follows:

                                                       1999                       1998                       1997
                                            ------------------------     ----------------------     ----------------------
                                                            Weighted                   Weighted                   Weighted
                                                            Average                    Average                     Average
                                                            Exercise                   Exercise                   Exercise
                                                Shares       Price         Shares        Price        Shares        Price
                                            ------------    --------     ----------    --------     ----------    --------
Outstanding at beginning of
   year                                          934,278    $  7.61         805,594    $  7.10         644,427    $  8.19
Granted                                           25,000       5.50         177,000       8.88         206,400       6.38
Exercised                                        (4,800)       2.42        (31,485)       3.05        (26,033)       2.74
Expired or canceled                             (64,800)       7.72        (16,831)       4.60        (19,200)       8.89
                                            -----------     -------      ----------    -------      ----------    -------

Outstanding at September 30                      889,678    $  7.58         934,278    $  7.61         805,594    $  7.10
                                            ============    =======      ==========    =======      ==========    =======

Exercisable at September 30                      505,459    $  7.50         387,773    $  7.40         309,271    $  6.89
                                            ============    =======      ==========    =======      ==========    =======

The weighted average fair value of options granted during 1999, 1998 and 1997 was $2.48, $2.60 and $2.54, respectively. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for 1999, 1998 and 1997, respectively: risk-free interest rate of 6.2%, 4.4% and 6.0%; dividend yield of 0% for all years; expected volatility of .28, .30 and .29 and a weighted average expected life of the option of 7 years, 7 years and 4.9 years.

The following table summarizes information regarding stock options outstanding and exercisable at September 30, 1999:

                                                             Options Outstanding                    Options Exercisable
                                                 ------------------------------------------      -----------------------
                                                                   Weighted
                                                                     Average       Weighted                     Weighted
                                                                   Remaining       Average                      Average
                                                    Number        Contractual      Exercise        Number       Exercise
         Range of Exercise Prices                Outstanding          Life          Price        Exercisable     Price
         ------------------------                -----------      -----------      --------      -----------    --------
                      $2.42                             5,499         .1 yrs       $ 2.42           5,499        $ 2.42
                   $5.50 - $8.88                      884,179        4.2 yrs       $ 7.61         499,960        $ 7.56

In June 1997, the Company modified the terms with regard to 363,979 outstanding options, with exercise prices ranging from $8.92 to $11.33, by amending the exercise price per share to $7.50, the then current market value.

At September 30, 1999, a total of 34,000 shares of common stock was available for future grants.

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

Total rent expense incurred under operating leases for the fiscal years ended September 30, 1999, 1998 and 1997 amounted to $12,686,000, $16,306,000 and
$12,917,000, respectively.

Minimum future payments are as follows:

YEAR ENDING SEPTEMBER 30,

2000                                   $     5,639,000
2001                                         2,415,000
2002                                           772,000
2003                                           232,000
2004                                           160,000
Later years                                    186,000
                                       ---------------
Total minimum payments required        $     9,404,000
                                       ===============

On July 9, 1999 the Company committed to lease 100 sleeper tractors during the first half of fiscal 2000 to replace an equal number of older tractors.

INCOME TAXES

The tax provisions (benefits) for the three years ended September 30, 1999 are comprised as follows:

                                                               YEAR ENDED SEPTEMBER 30,
                                                  --------------------------------------------------
                                                      1999               1998              1997
                                                 ------------      -------------     --------------
Current:               Federal                    $ (1,846,000)     $   1,598,000     $    1,078,000
                       State                          (841,000)           435,000            472,000
Deferred:              Federal                      (6,093,000)        (2,341,000)           328,000
                       State                          (764,000)          (440,000)           (66,000)
                                                  ------------      -------------     --------------
Total income taxes (benefit)                      $ (9,544,000)     $    (748,000)    $    1,812,000
                                                  ============      =============     ==============

A reconciliation of the tax provisions (benefits) for the three years ended September 30, 1999 with amounts calculated by applying the statutory federal income tax rate for those years to earnings (loss) before income taxes (benefit) is as follows:

                                                                                        YEAR ENDED SEPTEMBER 30,
                                                                           --------------------------------------------------
                                                                                1999               1998              1997
                                                                           ------------      -------------     --------------
Federal tax (benefit)                                                      $ (8,964,000)     $    (966,000)    $    1,294,000
State taxes (benefit), net of federal benefit                                (1,044,000)            (3,000)           264,000
Non-deductible business expenses                                                333,000            308,000            286,000
Other                                                                           131,000            (87,000)           (32,000)
                                                                           -------------     -------------     --------------
Total income taxes (benefit)                                               $ (9,544,000)     $    (748,000)    $    1,812,000
                                                                           ============      =============     ==============

The tax effect of temporary differences which comprise the current and non-current deferred income tax amounts shown on the balance sheet are as follows:

                                                                                                      SEPTEMBER 30,
                                                                                             --------------------------------
                                                                                                  1999              1998
                                                                                             --------------    --------------
Depreciation                                                                                 $   11,843,000    $   11,848,000
Expenses deductible when paid, primarily insurance reserves                                      (6,749,000)       (4,078,000)
Net operating loss carryforward                                                                  (4,123,000)           --
Other                                                                                                47,000           144,000
                                                                                             --------------    --------------
Deferred income taxes, net                                                                   $    1,018,000    $    7,914,000
                                                                                             ==============    ==============

At September 30, 1999, the Company had a net operating loss carryforward of $10,830,000 for federal income tax purposes which expires in 2019. Management believes that it is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax assets.

PENSION PLANS

The Company maintains a noncontributory pension plan for eligible employees not covered by pension plans under collective bargaining agreements. Pension costs are funded in accordance with the provisions of the Internal Revenue Code. The Company also maintains a nonqualified, noncontributory defined benefit pension plan for certain employees to restore pension benefits reduced by federal income tax regulations. The cost associated with the plan is determined using the same actuarial methods and assumptions as those used for the Company's qualified pension plan.

The following table sets forth the funded status and the amount recognized in the Company's balance sheet for the plans:

                                                                          SEPTEMBER 30,
                                                              -----------------------------------
                                                                   1999                  1998
                                                              --------------       --------------
Change in benefit obligation:
Benefit obligation at beginning of year                       $   12,595,000       $   10,150,000
Service cost                                                         667,000              575,000
Interest cost                                                        921,000              783,000
Actuarial (gain) loss                                             (2,021,000)           1,395,000
Acquisition                                                        5,597,000                --
Benefits paid                                                       (325,000)            (308,000)
                                                              --------------        -------------
Benefit obligation at end of year                                 17,434,000           12,595,000
                                                              --------------       --------------

Change in plan assets:
Fair value of plan assets at beginning of year                    13,419,000           11,889,000
Actual return on plan assets                                       8,037,000            1,588,000
Employer contribution                                                 --                  250,000
Acquisition                                                        5,720,000                --
Benefits paid                                                       (325,000)            (308,000)
                                                              --------------        -------------
Fair value of plan assets at end of year                          26,851,000           13,419,000
                                                              --------------       --------------

Funded status                                                      9,417,000              824,000
Unrecognized net gain                                            (10,994,000)          (2,203,000)
Unrecognized prior service cost                                       76,000               85,000
Unrecognized overfunding at adoption                                 (16,000)             (32,000)
                                                              --------------        -------------
Accrued pension cost                                          $   (1,517,000)       $  (1,326,000)
                                                              ==============        =============


At September 30, 1999, the assets of the pension plans were invested 85% in equity securities and 13% in fixed income securities and the balance in other short-term interest bearing accounts.

The discount rate in 1999 and 1998 was 8.5% and 7.0%, respectively. The assumed rate of compensation increase in both 1999 and 1998 was 5.0%. The expected long-term rate of return on assets for 1999 and 1998 was 9.5% and 9.0%, respectively.

The components of net periodic pension cost are as follows:

                                                                                  YEAR ENDED SEPTEMBER 30,
                                                               --------------------------------------------------------------
                                                                      1999                  1998                   1997
                                                               -----------------      -----------------     -----------------
Service cost                                                   $         667,000      $         575,000     $         558,000
Interest cost                                                            921,000                783,000               698,000
Return on plan assets                                                 (8,037,000)            (1,588,000)           (2,495,000)
Net amortization and deferral                                          6,763,000                371,000             1,584,000
                                                               -----------------      -----------------     -----------------
Net periodic pension cost                                      $         314,000      $         141,000     $         345,000
                                                               =================      =================     =================

The Company expensed payments to multi-employer pension plans required by collective bargaining agreements of $3,615,000 in 1999, $3,859,000 in 1998 and $3,367,000 in 1997. The actuarial present value of accumulated plan benefits and net assets available for benefits to employees under these plans are not available.

The Company also maintains a defined contribution 401(k) plan which permits participation by substantially all employees not represented under a collective bargaining agreement.


TRANSACTIONS WITH RELATED PARTIES

Certain directors and officers of the Company are also directors and officers of Rollins Truck Leasing Corp.

The Company purchased materials, administrative services and rented office space from Rollins Truck Leasing Corp., its subsidiaries and affiliates. The aggregate cost of these materials, services and rents, which have been included in operating expenses or selling and administrative expenses, as appropriate, in the Consolidated Statement of Operations, was $4,093,000 in 1999, $4,401,000 in 1998 and $3,600,000 in 1997.

The Company paid insurance premiums of $904,000, $720,000 and $613,000 in 1999, 1998 and 1997, respectively, to Transrisk Limited, a wholly owned subsidiary of Rollins Truck Leasing Corp., for various insurable risks. A substantial portion of these risks were ceded to a non-affiliated reinsurance company.

An officer of the Company is the trustee of an employee benefits trust, which provides certain insurance and health care benefits to employees of the Company. Contributions to the trust, which were charged to operating or selling and administrative expenses, as appropriate, were $1,184,000 in 1999, $2,302,000 in 1998 and $2,362,000 in 1997.

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

For the four owned sites at which the Company currently is investigating and remediating environmental contamination, as of September 30, 1999 it had expended a total of $3,400,000 since inception. Additional known liabilities related to these four sites are $1,400,000, which are included in accrued liabilities at September 30, 1999. Although it is likely that there will be additional costs once the investigations are completed, remediation generally occurs over a period of several years. Since the investigations are at such an early stage, it is not possible at this time to predict what the ultimate potential additional environmental-related costs may aggregate over the next several years, however, such amounts could be material.

Subsequent to the end of fiscal year 1999, the Company entered into settlement agreements with several insurance companies. Although no recoveries from these insurance carriers were recognized as receivables at September 30, 1999, the Company received $4,088,000 subsequent to the end of the fiscal year in connection with these settlements. The Company believes that additional amounts may be received later in fiscal 2000.

Litigation
During the fourth quarter of fiscal 1998, a judgment of $950,000 was entered against the Company in connection with rent allegedly owed under an expired lease for a terminal previously operated by the Company in Woodbridge, New Jersey. The $950,000 judgment was based on a finding by the trial court that the Company was responsible for double the fair market rent of the facility as a tenant willfully holding over after the expiration of the lease term. An appellate court has vacated this judgment and remanded the matter to the trial level for further hearings to determine if the Company is liable for rent as a holdover tenant and, if so, what the fair market rent should be. The Company paid rent pursuant to the terms of the expired lease during the period in controversy and the landland negotiated the rent payments. The Company believes that it has viable defenses to the landlord's demand for additional rent and intends to vigorously contest this matter. The Company has not provided for any liability associated with this proceeding as the amount which it may be required to pay, if any, is not estimable.

Matlack is involved in ordinary routine litigation incidental to the operation of its business. In the opinion of management, based on the advice of in-house counsel, the likelihood that the ultimate resolution of these claims and actions will be material is remote.

INVOLUNTARY CONVERSION OF ASSETS

On March 6, 1998, the Company experienced a fire at its Toledo, Ohio terminal that destroyed the Company's truck cleaning facility. The Company carries both property damage and business interruption insurance to provide protection in such situations. On August 25, 1999, the Company settled with its insurance carrier and agreed that the aggregate loss which included business interruption coverage amounted to $1,859,000. Accordingly, the Company included $301,000 in operating earnings with the balance of $1,455,000, net of a deductible and the carrying value of the damaged property, being recorded in other income. At September 30, 1999, a receivable of $301,000, representing the final payment due under the settlement, was included in accounts receivable. This amount was subsequently collected in November, 1999.

SEGMENT INFORMATION

During fiscal 1999, the Company adopted Statement of Financial Standard (SFAS) No. 131, "Disclosure about Segments of an Enterprise and Related Information". SFAS No. 131 requires the presentation of descriptive financial information about its reportable operating segments, which is consistent with that made available to the management of the Company to assess performance.

The Company's operations are classified into two reportable business segments based on differences in their operations. The Company's principal business is the transportation of bulk commodities in tank trailers and tank containers for chemical and dry bulk shippers. In connection with this transportation service, the Company may provide, when required, intermodal transportation services and tank cleaning. The Company is also in the business of leasing tank trailers, tank containers and other associated specialized equipment primarily to customers in the chemical and food industries and its suppliers.

The principal market for the Company's services is within the United States.

The reporting segments follow the same accounting policies used for the Company's consolidated financial statements as described in the summary of organization and accounting policies.

Following is a tabulation of business segment information for each of the past three fiscal years. Corporate and Other items principally include intersegment eliminations and administrative expenses.

                                                             Bulk                              Corporate
                                                       Transportation         Leasing          and Other       Consolidated
Fiscal 1997                                            ---------------   ----------------   --------------   ----------------
Revenues
  External customers                                   $   229,697,000   $      1,857,000   $      155,000   $    231,709,000
  Intersegment                                               1,521,000          1,587,000       (3,108,000)           --
                                                       ---------------   ----------------   --------------    ---------------
         Total revenues                                    231,218,000          3,444,000       (2,953,000)       231,709,000
Segment profit (loss) before income taxes                    3,327,000            574,000         (203,000)         3,698,000
Total assets                                               148,677,000          8,019,000      (14,434,000)       142,262,000
Capital expenditures                                        19,628,000          4,396,000              --          24,024,000
Depreciation                                                12,952,000            130,000           24,000         13,106,000
Interest expense                                             3,085,000             81,000           18,000          3,184,000

Fiscal 1998
Revenues
  External customers                                   $   233,280,000   $      5,531,000   $       94,000   $    238,905,000
  Intersegment                                                 469,000            840,000       (1,309,000)           --
                                                       ---------------   ----------------   --------------    ---------------
         Total revenues                                    233,749,000          6,371,000       (1,215,000)       238,905,000
Segment profit (loss) before income taxes                   (4,400,000)         2,320,000         (681,000)        (2,761,000)
Total assets                                               142,191,000         13,871,000      (12,799,000)       143,263,000
Capital expenditures                                         6,583,000          4,865,000              --          11,448,000
Depreciation                                                11,355,000            891,000           23,000         12,269,000
Interest expense                                             3,718,000            323,000            3,000          4,044,000

Fiscal 1999
Revenues
  External customers                                   $   198,113,000   $      7,757,000   $       62,000   $    205,932,000
  Intersegment                                                 361,000            264,000         (625,000)           --
                                                       ---------------   ----------------   --------------    ---------------
         Total revenues                                    198,474,000          8,021,000         (563,000)       205,932,000
Segment profit (loss) before income taxes                  (26,326,000)         2,303,000       (1,588,000)       (25,611,000)
Total assets                                               129,410,000         16,263,000       (6,492,000)       139,181,000
Capital expenditures                                         4,722,000          2,411,000              --           7,133,000
Depreciation                                                11,161,000          1,331,000           23,000         12,515,000
Interest expense                                             3,800,000            314,000              --           4,114,000

YEAR 2000 ("Y2K") READINESS DISCLOSURE (Unaudited)

The Company is aware of the issues related to the approach of the year 2000 and has assessed and investigated what steps must be taken to ensure that its critical systems and equipment will function appropriately after the turn of the century. The Company has completed a review of each of its core systems to determine their Y2K compliance. As a result, the Company has replaced its Service Management System with one designed to be Y2K compliant from inception. The remaining core systems are vendor-supplied and maintained systems where the Company has received Y2K compliant upgrades. The Company has completed the implementation of its Service Management System and all other core systems. The Service Management System replacement is expected to cost approximately $4,600,000 of which $4,400,000 has been expended as of September 30, 1999.

The Company relies on Qualcomm to provide the satellite tracking system necessary to track the location of its transportation equipment and to provide dispatch and routing information to its drivers. The Company has been informed that the software utilized by Qualcomm and the Company is fully Y2K compliant. A failure of the satellite communication system could have a materially adverse effect on the Company's results of operations. The Company is relying on the contingency plan established by Qualcomm to prevent the interruption of business. As an additional backup, the Company plans to use its existing telephone systems to dispatch its equipment and provide support to its drivers in the event of a complete satellite system failure. In addition, the Company utilizes Comdata to allow drivers to purchase fuel outside of the Company's terminal locations. The Company has been informed that Comdata's systems associated with fuel purchases are Y2K compliant. The Company also interacts with many of its vendors through electronic data interchange (EDI). Although the Company is Y2K compliant in its EDI applications, it cannot guarantee the Y2K compliance of its business partners' systems. However, as part of the Company's contingency planning, programs are in place which permit the Company to deal with its EDI business partners in a non-EDI environment, if necessary. Therefore, the failure of any such business partners to achieve Y2K compliance should not have a material adverse effect upon the Company's operations.

The Company has completed its contingency plan to deal with Y2K issues. However, due to the complexity and widespread nature of such issues, the contingency planning process of necessity must be an ongoing one requiring possible further modification as more information becomes known regarding (1) the Company's own systems and facilities, and (2) the status and changes therein of the Y2K compliance efforts of outside suppliers and vendors. Management believes that the Company's current state of readiness, the nature of the Company's business, and the availability of the contingency plan minimizes Y2K risks. Management does not foresee significant liability to third parties if one or more of the Company's systems are not Y2K compliant. As significant Y2K uncertainties remain outside the control of the Company, at this time the Company is unable to determine a most reasonably likely worst case scenario.

Through September 30, 1999, the Company has incurred, in addition to the Service Management System costs noted above, $400,000 of internal staff costs necessary to review and further Y2K compliance of its core operating systems. All Y2K costs have been and will continue to be funded from operations. The Company expects future internal staff costs associated with its Y2K readiness program to be nominal.

ITEM 9. DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

NONE.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Except as presented below, the information called for by this Item 10 is incorporated by reference from the Company's Proxy Statement to be filed pursuant to Regulation 14A for the Annual Meeting of Shareholders to be held on February 10, 2000.

Executive Officers of the Registrant. As of October 31, 1999, the Executive Officers of the registrant were:


       NAME                                           POSITION                               AGE           TERM OF OFFICE
-------------------                          --------------------------------                ---           --------------
Patrick J. Bagley                            Vice President - Finance and                    52            7/88 to date
                                             Treasurer and Director


Klaus M. Belohoubek                          Vice President - General Counsel                40            7/99 to date
                                             and Secretary

Michael B. Kinnard                           President and                                   41            7/99 to date
                                             Chief Operating Officer

John W. Rollins, Jr                          Chairman of the Board and                       57            7/88 to date
                                             Chief Executive Officer                                       7/99 to date

Klaus M. Belohoubek has been Vice President -- General Counsel and Secretary to the Company since 1999 and was Assistant General Counsel from 1990 to 1999. Mr. Belohoubek also serves as Vice President -- General Counsel and Secretary to Rollins Truck Leasing Corp. and Vice President -- General Counsel to Dover Downs Entertainment, Inc.

The Company's Executive Officers are elected for the ensuing year and until their successors are elected.

ITEM 11. EXECUTIVE COMPENSATION.

The information called for by this Item 11 is incorporated by reference from the Company's Proxy Statement to be filed pursuant to Regulation 14A for the Annual Meeting of Shareholders to be held on February 10, 2000.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The information called for by this Item 12 is incorporated by reference from the Company's Proxy Statement to be filed pursuant to Regulation 14A for the Annual Meeting of Shareholders to be held on February 10, 2000.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

During the year ended September 30, 1999, the following officers and/or directors of the Company were also officers and/or directors of Rollins Truck Leasing Corp.; Patrick J. Bagley, Klaus M. Belohoubek, William B. Philipbar, Jr., John W. Rollins, John W. Rollins, Jr. and Henry B. Tippie. John W. Rollins owns directly and of record 12.6% of the outstanding shares of Common Stock of Rollins Truck Leasing Corp. at October 31, 1999.

The description of transactions between the Company and Rollins Truck Leasing Corp. appears under the caption "Transactions with Related Parties" of this 1999 Annual Report on Form 10-K. There were no situations encountered by the Company during fiscal 1999 which required resolution as conflicts of interest.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

       (a) (1) Financial Statements -- The following financial statements are included under the caption "Financial Statements and Supplementary Data" in Part II, Item 8 hereof and are incorporated herein by reference:

                                                                      PAGE(S)
                                                                      -------
Independent Auditors' Report                                             10

Consolidated Statement of Operations for the years ended
    September 30, 1999, 1998 and 1997.                                   11

Consolidated Balance Sheet at September 30, 1999 and 1998                12

Consolidated Statement of Cash Flows for the years ended
    September 30, 1999, 1998 and 1997.                                   13

Notes to the Consolidated Financial Statements                           14-23

(2) Financial Statement Schedules

Matlack Systems, Inc. (Parent)

Schedule I -- Condensed Financial Information.                           28

Balance Sheet at September 30, 1999 and 1998                             28

Statement of Operations for the years ended September 30,
    1999, 1998 and 1997.                                                 29

Statement of Cash Flows for the years ended September 30,
    1999, 1998 and 1997.                                                 30

Note to the Financial Statements                                         31

Matlack Systems, Inc. and Subsidiaries Consolidated

Schedule II -- Valuation and Qualifying Accounts for the
    years ended September 30, 1999, 1998 and 1997.                       32

Any financial statement schedules otherwise required have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

(3) Exhibits:
(3) (a) Articles of Incorporation and By-Laws of Matlack Systems, Inc. as filed with Registration Statement No. 33-23524 dated August 5, 1988 are incorporated herein by reference.

(3)  (b) By-Laws of Matlack Systems, Inc. as last amended on December 29, 1999.

(4) (a) Credit Agreement, see Exhibit 10.

     (b) Rights Agreement dated as of June 1, 1999 as filed as an Exhibit to Registration Statement on Form 8-A filed by the Company on June 30, 1999 is incorporated herein by reference.

(10)(a) Credit Agreement dated as of August 19, 1998 between Matlack (DE), Inc. et al and certain banking institutions named therein with First Union National Bank as agent as filed with the Company's annual report on Form 10-K for the fiscal year ended September 30, 1998 is incorporated herein by reference.

     (b) Amendment No. 1 dated February 12, 1999 to Credit Agreement dated as of August 19, 1998 between Matlack (DE), Inc. et al and certain banking institutions named therein with First Union National Bank as agent.

     (c) Amendment No. 2 dated August 10, 1999 to Credit Agreement dated as of August 19, 1998 between Matlack (DE), Inc. et al and certain banking institutions named therein with First Union National Bank as agent.

     (d) Amendment No. 3 dated December 20, 1999 to Credit Agreement dated as of August 19, 1998 between Matlack (DE), Inc. et al and certain banking institutions named therein with First Union National Bank as agent.

     (e) Security Agreement-Accounts dated August 3, 1999 between Matlack (DE), Inc. et al and certain banking institutions named therein with First Union National Bank as agent.

     (f) Security Agreement-Assigned Vehicles dated August 3, 1999 between Matlack (DE), Inc. et al and certain banking institutions named therein with First Union National Bank as agent.

     (g) Security Agreement-Accounts dated September 8, 1999 between Matlack
(DE), Inc. et al and certain banking institutions named therein with First Union National Bank as agent.

     (h) Security Agreement-Assigned Vehicles dated September 8, 1999 between Matlack (DE), Inc. et al and certain banking institutions named therein with First Union National Bank as agent.

     (i) Matlack Systems, Inc. 1988 Stock Option Plan as filed with Registration Statement No. 33-23524 dated August 5, 1988 is incorporated herein by reference.

     (j) Matlack Systems, Inc. 1995 Stock Option Plan, as filed with the Company's Proxy Statement for the Annual Meeting of Shareholders held on January 25, 1996, is incorporated herein by reference.

     (k) Matlack Systems, Inc. 1999 Stock Option Plan, as filed with the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on February 10, 2000, is incorporated herein by reference.

(21)   Matlack Systems, Inc. Subsidiaries at September 30, 1999.

(27)(a) Matlack Systems, Inc. Financial Data Schedule at September 30, 1999.

(b) Reports on Form 8-K.

On July 29, 1999, the Company filed a report on Form 8-K which, as an Item 5 - Other Event, announced the appointment of Klaus M. Belohoubek, Esquire to the position of Vice President - General Counsel and Secretary. Additionally, the filing reported the resignation of Michael B. Kinnard, Esquire, formerly Vice President -

General Counsel and Secretary as he had accepted the position of President and Chief Operating Officer of Matlack Systems, Inc.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATED:      January 19, 2000                   MATLACK SYSTEMS, INC.
       --------------------------------             (Registrant)

                                               By: /s/ Michael B. Kinnard
                                                   ---------------------------
                                                       Michael B. Kinnard
                                                       President and
                                                       Chief Operating Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


     SIGNATURE                                                      TITLE                                    DATE
------------------------                        ---------------------------------------                ---------------

/s/  Patrick J. Bagley                          Director, Vice President-Finance and                   January 19, 2000
------------------------                        Treasurer, Chief Financial Officer,
PATRICK J. BAGLEY                               Chief Accounting Officer

/s/ John W. Rollins, Jr.                        Director, Chairman of the Board and                    January 19, 2000
------------------------                        Chief Executive Officer
JOHN W. ROLLINS, JR.

/s/ John W. Rollins                             Director                                               January 19, 2000
------------------------
JOHN W. ROLLINS

/s/ Henry B. Tippie                             Chairman of the Executive Committee and                January 19, 2000
------------------------                        Director
HENRY B. TIPPIE


                  SCHEDULE I -- CONDENSED FINANCIAL INFORMATION

                              MATLACK SYSTEMS, INC.
                                  BALANCE SHEET
                                 ($000 OMITTED)

                                                                   SEPTEMBER 30,
                                                                -----------------
                                                                  1999      1998
                                                                -------   -------
     ASSETS
Current assets
     Cash ...................................................   $    75   $   109
     Accounts receivable from subsidiaries ..................        --         1
     Other current assets ...................................        --        33
     Refundable income taxes ................................        --       396
     Deferred taxes .........................................       171        --
                                                                -------   -------
     Total current assets ...................................       246       539
Investments in subsidiaries, at equity* .....................    42,079    57,518
                                                                -------   -------

     Total assets ...........................................   $42,325   $58,057
                                                                =======   =======

     LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
     Accounts payable .......................................   $    30   $   119
     Accrued liabilities ....................................       591       176
                                                                -------   -------

     Total current liabilities ..............................       621       295
Advance from subsidiary* ....................................     1,520     1,996
Other liabilities ...........................................       583         2
Deferred income taxes .......................................        --       124
Shareholders' equity
     Common stock $1 par value, 24,000,000 shares authorized;
     issued and outstanding:
     1999: 8,814,434; 1998: 8,809,634 .......................     8,814     8,809
     Additional paid-in capital .............................    10,620    10,597
     Retained earnings ......................................    20,167    36,234
                                                                -------   -------

     Total shareholders' equity .............................    39,601    55,640
                                                                -------   -------

     Total liabilities and shareholders' equity .............   $42,325   $58,057
                                                                =======   =======

* Eliminated in consolidation

The Note to the Financial Statements is an integral part of these statements.

                  SCHEDULE I -- CONDENSED FINANCIAL INFORMATION
                                   (CONTINUED)

                              MATLACK SYSTEMS, INC.
                             STATEMENT OF OPERATIONS
                                 ($000 OMITTED)

                                                                                           YEAR ENDED SEPTEMBER 30,
                                                                                  -----------------------------------------
                                                                                     1999            1998            1997
                                                                                  ----------      ----------     ----------
Revenues:
    Dividends from subsidiaries                                                   $     504      $      504     $       504
Administrative expenses                                                               1,378             412              38
                                                                                  ---------      ----------     -----------

Earnings before income taxes (benefits)                                                (874)             92             466
Income tax (benefits)                                                                  (246)           (194)            (14)
                                                                                  ---------       ---------      ----------

Net earnings (loss) of Matlack Systems, Inc.                                           (628)            286             480
Equity in undistributed net earnings (loss) of subsidiaries                         (15,439)         (2,299)          1,406
                                                                                  ---------       ---------      ----------

Net earnings (loss)                                                               $ (16,067)      $  (2,013)     $    1,886
                                                                                  =========       =========      ==========

The Note to the Financial Statements is an integral part of these statements.

                  SCHEDULE I -- CONDENSED FINANCIAL INFORMATION
                                   (CONTINUED)

                              MATLACK SYSTEMS, INC.
                             STATEMENT OF CASH FLOWS
                                 ($000 OMITTED)

                                                                         YEAR ENDED SEPTEMBER 30,
                                                                         ------------------------
                                                                         1999     1998     1997
                                                                         -----    -----    -----
Cash flows from operating activities:
   Earnings (loss) prior to equity in subsidiaries' undistributed
      earnings (loss) ................................................   $(628)   $ 286    $ 480
   Adjustments to reconcile earnings to net cash provided by operating activities:
      Changes in assets and liabilities:
          Accounts receivable ........................................       1       (1)       4
          Accounts payable and accrued liabilities ...................     326     (137)     149
          Current and deferred income taxes ..........................     101     (334)    (384)
          Other, net .................................................     614      (50)      62
                                                                         -----    -----    -----

      Net cash provided by (used in) operating activities ............     414     (236)     311
                                                                         -----    -----    -----

   Cash flows from investing activities ..............................    --       --       --
   Cash flows from financing activities:
      Exercise of stock options and other ............................      28       96       71
      Common stock acquired and retired ..............................    --       --        (76)
      Capital contribution to subsidiary .............................    --       (429)    (534)
      Advance (to) from subsidiary ...................................    (476)     100      533
                                                                         -----    -----    -----

      Net cash used in financing activities ..........................    (448)    (233)      (6)
                                                                         -----    -----    -----

      Net (decrease) increase in cash ................................     (34)    (469)     305
      Cash beginning of period .......................................     109      578      273
                                                                         -----    -----    -----

      Cash end of period .............................................   $  75    $ 109    $ 578
                                                                         =====    =====    =====

Supplemental information:
   Income taxes paid (recovered) .....................................   $(324)   $ 140    $ 530

The Note to the Financial Statements is an integral part of these statements.

                  SCHEDULE I -- CONDENSED FINANCIAL INFORMATION
                                   (CONTINUED)

                              MATLACK SYSTEMS, INC.
                        NOTE TO THE FINANCIAL STATEMENTS

ACCOUNTING POLICIES

The accounting policies of the Company and its subsidiaries are set forth in the Organization and Accounting Policies note in the consolidated financial statements of this 1999 Annual Report on Form 10-K.

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

                     MATLACK SYSTEMS, INC. AND SUBSIDIARIES

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                                 ($000 OMITTED)

                     COLUMN A                          COLUMN B             COLUMN C               COLUMN D     COLUMN E
                     --------                          --------             --------               --------     --------
                                                                           ADDITIONS
                                                                      ----------------------
                                                         Balance      Charged                                    Balance
                                                           at         to Costs                                      at
                   Description                          Beginning      and to       Charged                        End
                                                           of          Other        to Other                        of
YEAR ENDED SEPTEMBER 30,                                 Period       Expenses      Accounts       Deductions    Period
------------------------                                ---------     ---------     --------       ----------    -------
1999: Allowance for doubtful accounts                   $     668     $   2,937     $   16(1)       $2,337(2)    $ 1,284

1998: Allowance for doubtful accounts                   $     583     $     687     $   91(1)       $  693(2)    $   668

1997: Allowance for doubtful accounts                   $     414     $     465     $  126(1)       $  422(2)    $   583



1999:  Self-insurance reserves                          $   9,311     $   9,723          --         $8,450(3)    $10,584
         Less:  portion classified as current (4)          (4,296)                                                (5,319)
                                                        ---------                                                -------
         Non-current insurance reserves                 $   5,015                                                $ 5,265
                                                        =========                                                =======

1998:  Self-insurance reserves                          $   4,399     $  13,019          --         $8,107(3)    $ 9,311
         Less:  portion classified as current (4)          (1,223)                                                (4,296)
                                                        ---------                                                -------
         Non-current insurance reserves                 $   3,176                                                $ 5,015
                                                        =========                                                =======

1997:  Self-insurance reserves                          $   4,293     $   7,465          --         $7,359(3)    $ 4,399
         Less:  portion classified as current (4)          (2,577)                                                (1,223)
                                                        ---------                                                -------
         Non-current insurance reserves                 $   1,716                                                $ 3,176
                                                        =========                                                =======


(1) Recoveries.

(2) Bad debt write-offs.

(3) Payments.

(4) Included in accrued liabilities.

                              MATLACK SYSTEMS, INC.

                              Exhibits to Form 10-K

                    For Fiscal Year Ended September 30, 1999



Index to Exhibits

Exhibit   (3) (b)   By-Laws of Matlack Systems, Inc. as last amended on
                    December 29, 1999.

         (10) (b)   Amendment No. 1 dated February 12, 1999 to Credit
                    Agreement dated as of August 19, 1998 between Matlack (DE), Inc. et al and certain banking institutions named therein with First Union National Bank as agent.

              (c) Amendment No. 2 dated August 10, 1999 to Credit Agreement dated as of August 19, 1998 between Matlack (DE), Inc. et al and certain banking institutions named therein with First Union National Bank as agent.

              (d) Amendment No. 3 dated December 20, 1999 to Credit Agreement dated as of August 19, 1998 between Matlack (DE), Inc. et al and certain banking institutions named therein with First Union National Bank as agent.

              (e) Security Agreement-Accounts dated August 3, 1999 between Matlack (DE), Inc. et al and certain banking institutions named therein with First Union National Bank as agent.

              (f) Security Agreement-Assigned Vehicles dated August 3, 1999 between Matlack (DE), Inc. et al and certain banking institutions named therein with First Union National Bank as agent.

              (g) Security Agreement-Accounts dated September 8, 1999 between Matlack (DE), Inc. et al and certain banking institutions named therein with First Union National Bank as agent.

              (h) Security Agreement-Assigned Vehicles dated September 8, 1999 between Matlack (DE), Inc. et al and certain banking institutions named therein with First Union National Bank as agent.

         (21)       Matlack Systems, Inc. Subsidiaries at September 30, 1999.

         (27) (a) Matlack Systems, Inc. Financial Data Schedule at September 30, 1999.