Form 10-Q
period 1999-12-31
MATLACK SYSTEMS INC
filed 2000-02-14
CIK 837339

Page 1 of 10

                            UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549


                              FORM 10-Q


(Mark One)

/ X /     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT    OF 1934

For the quarterly period ended           December 31, 1999

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


                                                 Yes   X     No _____

     The number of shares of the registrant's common stock outstanding as of December 31, 1999 was 8,814,434.
FORM 10-Q                                                Page 2 of 10

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements

                        MATLACK SYSTEMS, INC.
                CONSOLIDATED STATEMENT OF OPERATIONS
               In Thousands, Except Per Share Amounts


                                                    Quarter Ended
                                                     December 31,
                                                  1999        1998

Revenues                                        $53,258      $54,231
Expenses
  Operating                                      44,133       47,623
  Depreciation and amortization                   2,561        3,201
  Selling and administrative                      4,923        5,412
  Other (income) expense                           (118)         132
                                                 51,499       56,368

Operating earnings (loss)                         1,759       (2,137)

Interest expense                                  1,417          934

Earnings (loss) before income taxes (benefit)       342       (3,071)
Income taxes (benefit)                              202       (1,136)

Net earnings (loss)                             $   140      $(1,935)

Earnings (loss) per share
  Basic                                         $   .02      $  (.22)
  Diluted                                       $   .02      $  (.22)

Average common shares outstanding
  Basic                                           8,814        8,813
  Diluted                                         8,817        8,813

Dividends paid per share                          None         None

The Notes to the Consolidated Financial Statements are an integral part of these statements.

FORM 10-Q                                                Page 3 of 10

                        MATLACK SYSTEMS, INC.
                     CONSOLIDATED BALANCE SHEET
          In Thousands, Except Share and Per Share Amounts

                                             December 31, September 30,
               ASSETS                          1999         1999
Current assets
  Cash                                       $    635     $  2,837
  Accounts receivable, net of allowance for
    doubtful accounts: December-$1,432;
    September-$1,284                           40,806       34,330
  Inventories                                   5,916        6,007
  Other current assets                          2,083        1,592
  Refundable income taxes                       2,631        2,631
  Deferred income taxes                         2,928        3,752
      Total current assets                     54,999       51,149

Property and equipment, at cost, net of
  accumulated depreciation of:
  December-$131,260; September-$131,296        81,974       86,074
Other assets                                    1,983        1,958
     Total assets                            $138,956     $139,181

     LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Accounts payable                           $  5,913     $ 11,035
  Accrued liabilities                          17,042       19,583
  Current maturities of long-term debt          6,727        5,309
      Total current liabilities                29,682       35,927

Long-term debt                                 57,013       51,189
Self-insurance reserves                         5,265        5,265
Other liabilities                               3,106        2,429
Deferred income taxes                           4,149        4,770

Commitments and contingent liabilities
  See Part II Legal Proceedings

Shareholders' equity:
  Preferred stock, $1 par value,
    1,000,000 shares authorized; issued and
    outstanding - None
  Common stock, $1 par value,
    24,000,000 shares authorized; issued and
    outstanding: December-8,814,434 and
    September-8,814,434                         8,814        8,814
  Capital in excess of par value               10,620       10,620
  Retained earnings                            20,307       20,167
      Total shareholders' equity               39,741       39,601
      Total liabilities and
        shareholders' equity                 $138,956     $139,181

The Notes to the Consolidated Financial Statements are an integral part of these statements.
FORM 10-Q                                                Page 4 of 10

                        MATLACK SYSTEMS, INC.
                CONSOLIDATED STATEMENT OF CASH FLOWS
                            In Thousands

                                                    Quarter Ended
                                                     December 31,
                                                    1999     1998

Cash flows from operating activities:
  Net earnings (loss)                             $   140  $(1,935)
  Adjustments to reconcile net earnings (loss)
    to net cash used in operating activities:
    Depreciation and amortization                   2,561    3,200
    Net gain on sale of property and equipment       (120)     (16)
    Changes in assets and liabilities:
       Accounts receivable                         (6,476)     (45)
       Inventories and other assets                  (556)  (1,824)
       Accounts payable and accrued liabilities    (7,663)  (4,467)
       Current and deferred income taxes              203   (2,170)
       Other, net                                     677      911
Net cash used in operating activities             (11,234)  (6,346)

Cash flows from investing activities:
  Purchase of property and equipment               (1,946)  (1,734)
  Proceeds from the sale of property
   and equipment                                    3,736      247
Net cash provided by (used in)
   investing activities                             1,790   (1,487)

Cash flows from financing activities:
  Proceeds of long-term debt                       18,900   16,300
  Repayment of long-term debt                     (11,658) (13,566)
  Exercise of stock options                          -          28
Net cash provided by financing activities           7,242    2,762

Net decrease in cash                               (2,202)  (5,071)
Cash beginning of period                            2,837    5,477
Cash end of period                                $   635  $   406

Supplemental and noncash information:
  Interest paid                                   $ 1,312  $   936
  Income taxes paid                               $  -     $ 1,034









The Notes to the Consolidated Financial Statements are an integral part of these statements.


FORM 10-Q                                                Page 5 of 10

                        MATLACK SYSTEMS, INC.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Basis of Presentation
     The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter ended December 31, 1999 are not necessarily indicative of the results that may be expected for the year ended September 30, 2000. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 1999.

Earnings Per Share
     Pursuant to the provisions of Statement of Financial Accounting Standards No. 128, "Earnings Per Share," the number of weighted average shares used in computing basic and diluted earnings per share (EPS) are as follows (in thousands):

                                      Three Months Ended
                                         December 31,
                                     1999           1998

     Basic EPS                       8,814          8,813
     Effect of options                   3            -  (1)
     Diluted EPS                     8,817          8,813

(1) The effect of options was not considered as it would have been anti-dilutive.

     No adjustments to net income available to common stockholders were required during the periods presented.

Segment Information
     The Company's operations are classified into two reportable business segments based on differences in their operations. The Company's principal business is the transportation of bulk commodities in tank trailers and tank containers for chemical and dry bulk shippers. In connections with this transportation service, the Company may provide, when required, intermodal transportation services and tank cleaning. The Company is also in the business of leasing tank trailers, tank containers and other associated specialized equipment primarily to customers in the chemical and food industries and its suppliers.






FORM 10-Q                                                Page 6 of 10

     Following is a tabulation of business segment information for the first quarter of fiscal 1999 and 2000, respectively.

                         Bulk                 Corporate
(In thousands)      Transportation  Leasing   and Other  Consolidated

Quarter ended
 December 31, 1998
Revenues
 External customers    $ 51,057     $ 3,148    $    26     $ 54,231
 Intersegment                88          45       (133)         -
   Total revenues        51,145       3,193       (107)      54,231
Segment profit (loss)
 before income taxes     (3,643)        820       (248)      (3,071)
Total assets            131,428      15,144     (7,013)     139,559
Capital expenditures        739         986          9        1,734
Depreciation and
 amortization             2,864         328          9        3,201
Interest expense            894          40        -            934

Quarter ended
 December 31, 1999
Revenues
 External customers    $ 51,159     $ 2,062    $    37     $ 53,258
 Intersegment                30          97       (127)        -
   Total revenues        51,189       2,159        (90)      53,258
Segment profit (loss)
 before income taxes       (338)        750        (70)         342
Total assets            130,515      16,390     (7,949)     138,956
Capital expenditures      1,916          30        -          1,946
Depreciation and
 amortization             2,069         487          5        2,561
Interest expense          1,309         108        -          1,417

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations: Quarter Ended December 31, 1999 vs. Quarter Ended December 31, 1998
   Revenues for the quarter ended December 31, 1999 decreased by $973,000 (1.8%) to $53,258,000 compared with $54,231,000 during the same quarter last year. The Company's decision to substantially reduce its international presence accounted for $2,203,000 of the quarter-to-quarter decrease in revenues. In addition, leasing revenues from external customers declined by $1,086,000 during the first fiscal quarter of 2000. This decline resulted from the fact that leasing revenues in the quarter ended December 31, 1998 included the benefit of approximately $1,200,000 of opportunity revenues, which resulted from bad weather in Puerto Rico. After considering the effects of lost revenues when compared with the same quarter of last year, overall revenues from the remaining base level of the bulk transportation business have increased.

   Operating expenses decreased by $3,490,000 (7.3%) and reflected the results of decisions made by the Company's management to shut down
FORM 10-Q                                                 Page 7 of 10

marginal and unprofitable operations and to reduce overall operating expenses. All major operating cost categories, except fuel, were lower in the first quarter of fiscal 2000 when compared with the same quarter of the prior year. As a percentage of revenue, operating expenses were 82.9% in 1999 and 87.8% in 1998.

   Depreciation and amortization expense decreased by $640,000 (20.0%) reflecting both the disposition of property and equipment during fiscal 1999 and the first quarter of fiscal 2000 and the fact that a larger portion of the Company's assets have become fully depreciated.

   Selling and administrative expenses decreased by $489,000 (9.0%) principally as a result of cost containment measures recently implemented to more properly align the Company's infrastructure with the level and mix of business currently available. As a percentage of revenue, selling and administrative expenses were 9.2% in 1999 and 10.0% in 1998.

   Interest expense increased by $483,000 reflecting higher borrowing rates and an increased level of indebtedness when compared with the same period of last year.

   The effective income tax rate in the first quarter of fiscal 2000 was 59.1% compared with an effective rate of benefit last year of 37.7%. Non-deductible expenses caused the high effective income tax rate for the first quarter of fiscal 2000.

   Net earnings for the quarter were $140,000 or $.02 per diluted share. The net earnings improvement, when compared with the prior year, reflect management's efforts to contain costs and generate additional profitable business.

Liquidity and Capital Resources
   During the first quarter of fiscal 2000, the Company's operating activities required a cash outflow of $11,234,000. Historically, the Company incurs a net cash outflow from operating activities during the first quarter due to the inclusion of annual payments for insurance premiums and certain other operating expenses. During the first quarter of fiscal 2000, slower than normal collections of accounts receivable also adversely affected cash provided by operating activities. During the first quarter, the Company reached agreement with several insurance companies in which the Company sought coverage for environmental costs associated with certain Company-owned sites. As a result of this settlement, the Company received $4,108,000 of which $1,148,000 was received in December and $2,960,000 was received in early January.

   Capital expenditures in the first quarter of fiscal 2000 were $1,946,000 compared with $1,734,000 last year. Proceeds from the sale of property and equipment were $3,736,000, primarily the result of selling three terminals. The Company anticipates purchasing equipment in 2000 to replace older fully depreciated equipment. It is expected that total capital expenditures for transportation equipment in 2000


FORM 10-Q                                                 Page 8 of 10

will be between $5,000,000 and $6,000,000. The Company also expects to make modest capital expenditures for transportation service facilities in fiscal 2000.

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

   The source of the available borrowing capacity is the Company's $75,000,000 bank credit facility, which had $56,900,000 outstanding at December 31, 1999. Under this facility, borrowings are restricted to the net book value of available equipment and eligible accounts receivable less outstanding letters of credit. At December 31, 1999, a total of $3,851,000 was available to the Company under this facility.

   The Company was in compliance with the covenants under this facility at December 31, 1999. On December 20, 1999, the bank group amended the credit facility and reset ratios and modified the requirements on certain covenants for the four quarters beginning with the quarter ended December 31, 1999 through the quarter ending September 30,2000. This amendment also limits capital expenditures, prohibits quarterly losses and increases the cost to the Company for outstanding borrowings. The amendment permits additional advances for working capital and other corporate needs. The credit agreement expires on August 19, 2000, but may be renewed on a year-to-year basis thereafter upon agreement of the parties thereto. Termination of the agreement would result in the repayment of the outstanding balance over a period of 48 months in equal monthly installments. Based on current operating projections, it is expected that the Company will be in compliance with these modified covenants during fiscal year 2000. Further, it is expected that overall indebtedness will decrease by between $3,000,000 and $5,000,000 in 2000.

   The Company had commitments for transportation equipment purchases of $1,097,000 at December 31, 1999.

   Otherwise, there were no material changes in the Company's financial condition and its liquidity and capital resources since September 30, 1999.

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

FORM 10-Q                                                 Page 9 of 10

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

Year 2000 ("Y2K") Issues
   As of the filing date of this Form 10-Q, the Company's business operations have not been materially impacted by Y2K matters. The
Company will continue to monitor its operations for possible Y2K information technology programming issues.

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






FORM 10-Q                                                Page 10 of 10

Item 6.  Exhibits and Reports on Form 8-K
   (a)  Exhibits
          Exhibit 27 - Financial Data Schedule

   (b)  Reports on Form 8-K
          None.


                              SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


DATE:   February 14, 2000             MATLACK SYSTEMS, INC.
                                       (Registrant)

                                 /s/ Michael B. Kinnard
                                 Michael B. Kinnard
                                 President and Chief Executive Officer

                                 /s/ Patrick J. Bagley
                                 Patrick J. Bagley
                                 Vice President-Finance and Treasurer
                                 Chief Financial Officer
                                 Chief Accounting Officer