Form 10-Q/A
period 1999-12-31
MATLACK SYSTEMS INC
filed 2000-05-19
CIK 837339

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
               In Thousands, Except Per Share Amounts


                                                    Quarter Ended
                                                     December 31,
                                                  1999        1998

Revenues                                        $51,793      $54,231
Expenses
  Operating                                      43,545       47,623
  Depreciation and amortization                   2,561        3,201
  Selling and administrative                      4,923        5,412
  Other (income) expense                           (118)         132
                                                 50,911       56,368

Operating earnings (loss)                           882       (2,137)

Interest expense                                  1,417          934

Loss before income tax benefit                     (535)      (3,071)
Income tax benefit                                 (144)      (1,136)

Net loss                                        $  (391)     $(1,935)

Loss per share
  Basic                                         $  (.04)     $  (.22)
  Diluted                                       $  (.04)     $  (.22)

Average common shares outstanding
  Basic                                           8,814        8,813
  Diluted                                         8,814        8,813

Dividends paid per share                          None         None

The Notes to the Consolidated Financial Statements are an integral part of these statements.













FORM 10-QA                                               Page 3 of 10

                        MATLACK SYSTEMS, INC.
                     CONSOLIDATED BALANCE SHEET
          In Thousands, Except Share and Per Share Amounts

                                             December 31, September 30,
               ASSETS                          1999         1999
Current assets
  Cash                                       $    635     $  2,837
  Accounts receivable, net of allowance for
    doubtful accounts: December-$1,432;
    September-$1,284                           39,929       34,330
  Inventories                                   5,916        6,007
  Other current assets                          2,083        1,592
  Refundable income taxes                       2,631        2,631
  Deferred income taxes                         2,928        3,752
      Total current assets                     54,122       51,149

Property and equipment, at cost, net of
  accumulated depreciation of:
  December-$131,260; September-$131,296        81,974       86,074
Other assets                                    1,983        1,958
     Total assets                            $138,079     $139,181

     LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Accounts payable                           $  5,913     $ 11,035
  Accrued liabilities                          17,042       19,583
  Current maturities of long-term debt         58,292        5,309
      Total current liabilities                81,247       35,927

Long-term debt                                  5,448       51,189
Self-insurance reserves                         5,265        5,265
Other liabilities                               3,106        2,429
Deferred income taxes                           3,803        4,770

Commitments and contingent liabilities
  See Part II Legal Proceedings

Shareholders' equity:
  Preferred stock, $1 par value,
    1,000,000 shares authorized; issued and
    outstanding - None
  Common stock, $1 par value,
    24,000,000 shares authorized; issued and
    outstanding: December-8,814,434 and
    September-8,814,434                         8,814        8,814
  Capital in excess of par value               10,620       10,620
  Retained earnings                            19,776       20,167
      Total shareholders' equity               39,210       39,601
      Total liabilities and
        shareholders' equity                 $138,079     $139,181

The Notes to the Consolidated Financial Statements are an integral part of these statements.
FORM 10-QA                                               Page 4 of 10

                        MATLACK SYSTEMS, INC.
                CONSOLIDATED STATEMENT OF CASH FLOWS
                            In Thousands

                                                    Quarter Ended
                                                     December 31,
                                                    1999     1998

Cash flows from operating activities:
  Net loss                                        $  (391) $(1,935)
  Adjustments to reconcile net earnings (loss)
    to net cash used in operating activities:
    Depreciation and amortization                   2,561    3,200
    Net gain on sale of property and equipment       (120)     (16)
    Changes in assets and liabilities:
       Accounts receivable                         (5,599)     (45)
       Inventories and other assets                  (556)  (1,824)
       Accounts payable and accrued liabilities    (7,663)  (4,467)
       Current and deferred income taxes             (143)  (2,170)
       Other, net                                     677      911
Net cash used in operating activities             (11,234)  (6,346)

Cash flows from investing activities:
  Purchase of property and equipment               (1,946)  (1,734)
  Proceeds from the sale of property
   and equipment                                    3,736      247
Net cash provided by (used in)
   investing activities                             1,790   (1,487)

Cash flows from financing activities:
  Proceeds of long-term debt                       18,900   16,300
  Repayment of long-term debt                     (11,658) (13,566)
  Exercise of stock options                          -          28
Net cash provided by financing activities           7,242    2,762

Net decrease in cash                               (2,202)  (5,071)
Cash beginning of period                            2,837    5,477
Cash end of period                                $   635  $   406

Supplemental and noncash information:
  Interest paid                                   $ 1,312  $   936
  Income taxes paid                               $  -     $ 1,034









The Notes to the Consolidated Financial Statements are an integral part of these statements.


FORM 10-QA                                               Page 5 of 10

                        MATLACK SYSTEMS, INC.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Restatement
     The financial statements for the first fiscal quarter of 2000 have been restated to correct an accounting error related to the recording of revenues that was discovered during the closing process for the second fiscal quarter. The effect of this restatement reduced revenues by $1,465,000 and net earnings by $531,000 or $.06 per diluted share.

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

Earnings Per Share
     Pursuant to the provisions of Statement of Financial Accounting Standards No. 128, "Earnings Per Share," the number of weighted average shares used in computing basic and diluted earnings per share (EPS) are as follows (in thousands):
                                      Three Months Ended
                                         December 31,
                                     1999           1998

     Basic EPS                       8,814          8,813
     Effect of options                 -  (1)         -  (1)
     Diluted EPS                     8,814          8,813

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

FORM 10-QA                                               Page 6 of 10

     Following is a tabulation of business segment information for the first quarter of fiscal 1999 and 2000, respectively.

                         Bulk                 Corporate
(In thousands)      Transportation  Leasing   and Other  Consolidated

Quarter ended
 December 31, 1998
Revenues
 External customers    $ 51,057     $ 3,148    $    26     $ 54,231
 Intersegment                88          45       (133)         -
   Total revenues        51,145       3,193       (107)      54,231
Segment profit (loss)
 before income taxes     (3,643)        820       (248)      (3,071)
Total assets            131,428      15,144     (7,013)     139,559
Capital expenditures        739         986          9        1,734
Depreciation and
 amortization             2,864         328          9        3,201
Interest expense            894          40        -            934

Quarter ended
 December 31, 1999
Revenues
 External customers    $ 49,694     $ 2,062    $    37     $ 51,793
 Intersegment                30          97       (127)        -
   Total revenues        49,724       2,159        (90)      51,793
Segment profit (loss)
 before income taxes     (1,215)        750        (70)        (535)
Total assets            129,638      16,390     (7,949)     138,079
Capital expenditures      1,916          30        -          1,946
Depreciation and
 amortization             2,069         487          5        2,561
Interest expense          1,309         108        -          1,417

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations: Quarter Ended December 31, 1999 vs. Quarter Ended December 31, 1998
   Revenues for the quarter ended December 31, 1999 decreased by $2,438,000 (4.5%) to $51,793,000 compared with $54,231,000 during the same quarter last year. The Company's decision to substantially reduce its international presence accounted for $2,203,000 of the quarter-to-quarter decrease in revenues. In addition, leasing revenues from external customers declined by $1,086,000 during the first fiscal quarter of 2000. This decline resulted from the fact that leasing revenues in the quarter ended December 31, 1998 included the benefit of approximately $1,200,000 of opportunity revenues, which resulted from bad weather in Puerto Rico. After considering the effects of lost revenues when compared with the same quarter of last year, overall revenues from the remaining base level of the bulk transportation business have increased.

   Operating expenses decreased by $4,078,000 (8.6%) and reflected the results of decisions made by the Company's management to shut down
FORM 10-QA                                                Page 7 of 10

marginal and unprofitable operations and to reduce overall operating expenses. All major operating cost categories, except fuel, were lower in the first quarter of fiscal 2000 when compared with the same quarter of the prior year. As a percentage of revenue, operating expenses were 84.1% in 1999 and 87.8% in 1998.

   Depreciation and amortization expense decreased by $640,000 (20.0%) reflecting both the disposition of property and equipment during fiscal 1999 and the first quarter of fiscal 2000 and the fact that a larger portion of the Company's assets have become fully depreciated.

   Selling and administrative expenses decreased by $489,000 (9.0%) principally as a result of cost containment measures recently implemented to more properly align the Company's infrastructure with the level and mix of business currently available. As a percentage of revenue, selling and administrative expenses were 9.5% in 1999 and 10.0% in 1998.

   Interest expense increased by $483,000 reflecting higher borrowing rates and an increased level of indebtedness when compared with the same period of last year.

   The effective rate of income tax benefit in the first quarter of fiscal 2000 was 26.9% compared with an effective rate of benefit last year of 37.7%. Non-deductible expenses caused the lower effective rate of benefit for the first quarter of fiscal 2000.

   Net loss for the quarter was $391,000 or $.04 per diluted share. The lower net loss, when compared with the prior year, reflect management's efforts to contain costs and generate additional profitable business.

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

   Capital expenditures in the first quarter of fiscal 2000 were $1,946,000 compared with $1,734,000 last year. Proceeds from the sale of property and equipment were $3,736,000, primarily the result of selling three terminals. The Company anticipates purchasing equipment in 2000 to replace older fully depreciated equipment. It is expected that total capital expenditures for transportation equipment in 2000 will be between $5,000,000 and $6,000,000. The Company also expects to make modest capital expenditures for transportation service facilities in fiscal 2000.

FORM 10-QA                                                Page 8 of 10

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

   On December 20, 1999, the bank group amended the credit facility and reset ratios and modified the requirements on certain covenants for the four quarters beginning with the quarter ended December 31, 1999 through the quarter ending September 30,2000. This amendment also limits capital expenditures, prohibits quarterly losses and increases the cost to the Company for outstanding borrowings. Due to the requirement to restate the first fiscal quarter of 2000, the Company was not in compliance with the revised covenants at December 31, 1999.
Accordingly, the Company has classified all amounts due under the credit facility as current obligations. The amendment permits additional advances for working capital and other corporate needs. The credit agreement expires on August 19, 2000, but may be renewed on a year-to-year basis thereafter upon agreement of the parties thereto.
Termination of the agreement would result in the repayment of the outstanding balance over a period of 48 months in equal monthly installments.

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


FORM 10-QA                                                Page 9 of 10

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

                      PART II - OTHER INFORMATION

Item 1.  Legal Proceedings
   There are various ordinary routine claims and legal actions pending against the Company. In the opinion of management, based on the advice of in-house counsel, the likelihood that the ultimate resolution of these claims and actions will be material is remote.

Item 2.  Changes in Securities
   None.

Item 3.  Defaults Upon Senior Securities
   None.

Item 4.  Submission of Matters to a Vote of Security Holders
   None.

Item 5.  Other Information
   None.

Item 6.  Exhibits and Reports on Form 8-K
   (a)  Exhibits
          Exhibit 27 - Financial Data Schedule

   (b)  Reports on Form 8-K
          None.




FORM 10-QA                                               Page 10 of 10



                              SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


DATE:   May 15, 2000                  MATLACK SYSTEMS, INC.
                                       (Registrant)

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