Form 10-Q
period 2000-03-31
MATLACK SYSTEMS INC
filed 2000-05-19
CIK 837339

Page 1 of 14

                            UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549

                              FORM 10-Q


(Mark One)

/ X /  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      March 31, 2000
                                 OR

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

                                                  Yes   X     No _____


     The number of shares of the registrant's common stock outstanding as of March 31, 2000 was 8,814,434.





FORM 10-Q                                                Page 2 of 14

PART I - FINANCIAL INFORMATION

                        MATLACK SYSTEMS, INC.
                CONSOLIDATED STATEMENT OF OPERATIONS
               In Thousands, Except Per Share Amounts


                                  Quarter          Six Months Ended
                                  March 31,             March 31,
                               2000     1999         2000      1999

Revenues                      $49,554  $51,388     $101,347  $105,619

Operating expenses             47,948   45,962       91,493    93,585
Depreciation and amortization   2,466    3,128        5,027     6,329
Selling and administrative
  expenses                      5,489    5,362       10,412    10,774
Other expense (income)          5,195     (199)       5,077       (67)
                               61,098   54,253      112,009   110,621

Operating loss                (11,544)  (2,865)     (10,662)   (5,002)

Interest expense                1,348      948        2,765     1,882

Loss before income tax
   benefit                    (12,892)  (3,813)     (13,427)   (6,884)

Income tax benefit             (4,989)  (1,425)      (5,133)   (2,561)

Net loss                      $(7,903) $(2,388)    $ (8,294) $ (4,323)

Loss per share
          - Basic             $  (.90) $  (.27)    $   (.94) $   (.49)

          - Diluted           $  (.90) $  (.27)    $   (.94) $   (.49)

Average common shares
  outstanding (000)
          - Basic               8,814    8,814        8,814     8,814
          - Diluted             8,814    8,814        8,814     8,814

Dividends paid per share        None     None         None      None









The Notes to the Consolidated Financial Statements are an integral part of these statements.


FORM 10-Q                                                Page 3 of 14

                        MATLACK SYSTEMS, INC.
                     CONSOLIDATED BALANCE SHEET
          In Thousands, Except Share and Per Share Amounts

                                              March 31,  September 30,
               ASSETS                           2000         1999
Current assets
  Cash                                        $  2,449     $  2,837
  Accounts receivable, net of allowance
    for doubtful accounts: March-$1,724;
    September-$1,284                            39,192       34,330
  Inventories                                    5,872        6,007
  Other current assets                           2,898        1,592
  Refundable income taxes                          692        2,631
      Total current assets                      51,103       47,397

Property and equipment, at cost, net of
  accumulated depreciation of:
  March-$124,872; September-$131,296            69,329       80,671
Property held for sale                           4,699        5,403
Deferred income taxes                            4,169        3,752
Other assets                                     2,108        1,958
     Total assets                             $131,408     $139,181

     LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Accounts payable                            $ 10,136     $ 11,035
  Accrued liabilities                           18,601       19,583
  Current maturities of long-term debt          55,728        5,309
      Total current liabilities                 84,465       35,927

Long-term debt                                   4,773       51,189
Insurance reserves                               5,265        5,265
Other liabilities                                5,598        2,429
Deferred income taxes                              -          4,770

Commitments and contingent liabilities
  See Part II Legal Proceedings

Shareholders' equity:
  Preferred stock, $1 par value,
    1,000,000 shares authorized; issued and
    outstanding - None
  Common stock, $1 par value,
    24,000,000 shares authorized;
    issued and outstanding:
    March-8,814,434 and September-8,814,434      8,814        8,814
  Capital in excess of par value                10,620       10,620
  Retained earnings                             11,873       20,167
      Total shareholders' equity                31,307       39,601
      Total liabilities and
        shareholders' equity                  $131,408     $139,181

The Notes to the Consolidated Financial Statements are an integral part of these statements.
FORM 10-Q                                                Page 4 of 14

                        MATLACK SYSTEMS, INC.
                CONSOLIDATED STATEMENT OF CASH FLOWS
                            In Thousands

                                                  Six Months Ended
                                                       March 31,
                                                  2000         1999

Cash flows from operating activities:
  Net loss                                       $(8,294)    $(4,323)
  Adjustments to reconcile net loss to net
   cash used in operating activities:
    Impairment loss                                5,318         -
    Depreciation and amortization                  5,027       6,329
    Net gain on sale of property and equipment      (237)       (207)
    Changes in assets and liabilities:
       Accounts receivable                        (4,862)        467
       Inventories and other assets               (1,582)        585
       Accounts payable and accrued liabilities   (1,880)     (1,684)
       Current and deferred income taxes          (3,248)     (3,712)
       Other, net                                  3,168         632
Net cash used in operating activities             (6,590)     (1,913)

Cash flows from investing activities:
  Purchase of property and equipment              (4,193)     (4,123)
  Proceeds from sale of property and equipment     6,392         870
Net cash provided by (used in) investing
  activities                                       2,199      (3,253)

Cash flows from financing activities:
  Proceeds of long-term debt                      24,800      26,000
  Repayment of long-term debt                    (20,797)    (23,447)
  Exercise of stock options                         -             28
Net cash provided by financing activities          4,003       2,581

Net decrease in cash                                (388)     (2,585)
Cash beginning of period                           2,837       5,477
Cash end of period                               $ 2,449     $ 2,892

Supplemental and noncash information:
  Interest paid                                  $ 2,493     $ 1,441
  Income taxes (recovered) paid                  $(1,885)    $ 1,150










The Notes to the Consolidated Financial Statements are an integral part of these statements.
FORM 10-Q                                                Page 5 of 14
                        MATLACK SYSTEMS, INC.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

A.   Basis of Presentation
     The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain prior year amounts have been reclassified to conform with the current period's presentation. Operating results for the quarter and six months ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ended September 30, 2000. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 1999.

B.   Earnings Per Share
     Pursuant to the provisions of Statement of Financial Accounting Standards No. 128, "Earnings Per Share," the number of weighted average shares used in computing basic and diluted earnings per share (EPS) are as follows (in thousands):

                                Quarter Ended       Six Months Ended
                                   March 31,           March 31,
                                2000      1999      2000      1999

Basic EPS                       8,814     8,814     8,814     8,814
Effect of assumed option
 exercises                        -  (1)    -  (1)    -  (1)    -  (1)
Diluted EPS                     8,814     8,814     8,814     8,814

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





FORM 10-Q                                                Page 6 of 14

     Following is a tabulation of business segment information for the second quarter ended March 31, 1999 and 2000 and the six months ended March 31, 1999 and 2000, respectively.

                         Bulk                 Corporate
(In thousands)      Transportation  Leasing   and Other  Consolidated

Quarter ended
 March 31, 1999
Revenues
 External customers    $ 49,401     $ 1,975    $    12     $ 51,388
 Intersegment               153          55       (208)         -
   Total revenues        49,554       2,030       (196)      51,388
Segment profit (loss)
 before income taxes     (4,359)        705       (159)      (3,813)
Total assets            130,650      15,200     (6,628)     139,222
Capital expenditures      1,829         536         24        2,389
Depreciation and
 amortization             2,762         362          4        3,128
Interest expense            867          81        -            948

Quarter ended
 March 31, 2000
Revenues
 External customers    $ 47,703     $ 1,837    $    14     $ 49,554
 Intersegment                30          79       (109)        -
   Total revenues        47,733       1,916        (95)      49,554
Segment profit (loss)
 before income taxes    (13,318)        467        (41)     (12,892)
Total assets            123,027      15,580     (7,199)     131,408
Capital expenditures      1,802         445        -          2,247
Depreciation and
 amortization             1,992         474        -          2,466
Interest expense          1,265          83        -          1,348





















FORM 10-Q                                                Page 7 of 14

                         Bulk                 Corporate
(In thousands)      Transportation  Leasing   and Other  Consolidated
Six months ended March 31, 1999
Revenues
 External customers    $100,458     $ 5,123    $    38     $105,619
 Intersegment               241         100       (341)         -
   Total revenues       100,699       5,223       (303)     105,619
Segment profit (loss)
 before income taxes     (8,002)      1,525       (407)      (6,884)
Total assets            130,650      15,200     (6,628)     139,222
Capital expenditures      2,568       1,522         33        4,123
Depreciation and
 amortization             5,626         690         13        6,329
Interest expense          1,761         121        -          1,882

Six months ended March 31, 2000
Revenues
 External customers    $ 97,397     $ 3,899    $    51     $101,347
 Intersegment                60         176       (236)        -
   Total revenues        97,457       4,075       (185)     101,347
Segment profit (loss)
 before income taxes    (14,533)      1,217       (111)     (13,427)
Total assets            123,027      15,580     (7,199)     131,408
Capital expenditures      3,718         475        -          4,193
Depreciation and
 amortization             4,061         961          5        5,027
Interest expense          2,574         191        -          2,765

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations: Six Months Ended March 31, 2000 vs. Six Months Ended March 31, 1999
   The following table summarizes the changes in revenues for the six months ended March 31, 2000 when compared with the corresponding period of the prior year:
                         Bulk                 Corporate
(In thousands)      Transportation  Leasing   and Other  Consolidated
Revenues-six months
ended March 31, 1999   $100,458     $ 5,123    $    38     $105,619
Leasing opportunity
 revenues                            (1,200)                 (1,200)
Revenues associated
 with international
 operations              (4,870)                             (4,870)
Revenues associated
 with closed waste
 van operation             (995)                               (995)
Normalized prior year
 revenues                94,593       3,923         38       98,554
Increase (decrease)
 in revenues from
 normal operations        2,804         (24)        13        2,793
Revenues-six months
 ended March 31, 2000  $ 97,397     $ 3,899    $    51     $101,347

FORM 10-Q                                                Page 8 of 14

  Revenues for the six months ended March 31, 2000 decreased by $4,272,000 (4.0%) to $101,347,000 compared with $105,619,000 during the same period last year. The winding down of the Company's international operations accounted for $4,870,000 of the six-month decrease in revenues when compared with the prior year. In addition, the decline in leasing revenues from external customers of $1,224,000 resulted from the fact that revenues in the first quarter of fiscal 1999 included approximately $1,200,000 of opportunity revenues, which resulted from bad weather in Puerto Rico. After considering the effects of revenues earned and reported in the prior year for which there has been no comparable revenue earned during the current year, overall revenues from the remaining base level of the bulk transportation business have increased by $2,804,000.

  Operating expenses decreased by $2,092,000 (2.2%) to $91,493,000 in 2000 from $93,585,000 in 1999.

  The following table identifies by general expense category net increases and decreases for the six months:

(In thousands)                                   Increase/(Decrease)
Leased operator costs                                $ 2,353 (1)
Fuel costs                                             2,580 (2)
Facility costs                                          (272)(3)
Purchased transportation-international operations     (3,112)(4)
Purchased transportation-other                        (2,982)(5)
All other items                                         (659)
   Net decrease                                      $(2,092)

Explanation of certain variances:
(1) Increase due to inclusion of additional fuel payments to leased operators and certain leased operator termination costs.
(2)  Increase due to significant increase in fuel costs incurred.
(3)  Includes provision of $725,000 for terminal closings.
(4)  Resulted from shutting down international operations.
(5)  Resulted from shifts in the mix of business.

   As a percentage of revenues, operating expenses were 90.3% in 2000 and 88.6% in 1999.

   Depreciation and amortization expense decreased by $1,302,000
(20.6%) reflecting both the disposition of property and equipment during fiscal 1999 and the first six months of fiscal 2000 and the fact that a larger portion of the Company's assets have become fully depreciated.

   Selling and administrative expenses decreased by $362,000 (3.4%) to $10,412,000 compared with $10,774,000 during the same period last year. Included in the fiscal year 2000 expenses are certain items that reduced the effect of management's cost containment measures implemented to more properly align the Company's infrastructure with the current level and mix of business. These expenses, which are not expected to be incurred in the future, include consulting fees,

FORM 10-Q                                                Page 9 of 14

temporary staffing and overtime cost, which aggregated $499,000. As a percentage of revenue, selling and administrative expenses were 10.3% in 2000 and 10.2% in 1999.

   Other expense (income) for the six months ended March 31, 2000 includes a non-cash impairment charge of $3,115,000 related to the Company's existing transportation management software system. The Company has determined that this system no longer supports the Company's operational needs and, therefore, has no future useful service potential. The ongoing operational needs of the Company do not require continued use of this asset. A substantial portion of this system has never been implemented and used operationally. As a consequence, for accounting purposes, the Company determined in the second quarter to treat the entire system as if it has been abandoned and that the fair value of the asset is zero. The Company has purchased new transportation management software, which currently is being implemented. The implementation of this system is expected to be completed during the first half of fiscal 2001. The expected cost for this system, including all implementation and training, is approximately $1,300,000.

   Also included in other expense (income) is a non-cash impairment charge of $2,203,000 related to the write-down of several Company-owned locations to adjust their carrying values to fair value.

   Interest expense increased by $883,000 (46.9%) reflecting higher borrowing rates and an increased level of indebtedness when compared with the same period of last year.

   The effective rate of income tax benefit was 38.2% in fiscal 2000 compared with 37.2% in the prior year.

   The net loss of $8,294,000 or $.94 per diluted share reflects the additional costs incurred to eliminate unprofitable terminals and product lines, as well as higher interest costs due to increased rates and higher outstanding balances and the asset impairments.

Results of Operations: Quarter Ended March 31, 2000 vs. Quarter Ended March 31, 1999
   Revenues for the quarter ended March 31, 2000 decreased by $1,834,000 (3.6%) to $49,554,000 compared with $51,388,000 during the same quarter last year. The following table summarizes the change in revenues for the three months ended March 31, 2000 when compared with the corresponding period of the prior year:











FORM 10-Q                                               Page 10 of 14

                         Bulk                 Corporate
(In thousands)      Transportation  Leasing   and Other  Consolidated

Revenues-three months
 ended March 31, 1999  $ 49,401     $ 1,975    $   12      $ 51,388
Revenues associated
 with international
 operations              (2,648)                             (2,648)
Revenues associated
 with closed waste
 van operation             (378)                               (378)
Normalized prior year
 revenues                46,375       1,975        12        48,362
Increase (decrease)
 in revenues from
 normal operations        1,328        (138)        2         1,192
Revenues-three months
 ended March 31, 2000  $ 47,703     $ 1,837    $   14      $ 49,554

   Operating expenses increased by $1,986,000 (4.3%) to $47,948,000 in 2000 from $45,962,000 in 1999.

   The following table identifies by general expense category net increases and decreases for the quarter:

(In thousands)                                   Increase/(Decrease)
Leased operator costs                                $ 1,225 (1)
Fuel costs                                             1,740 (2)
Facility costs                                           631 (3)
Purchased transportation-international operations     (1,533)(4)
Purchased transportation-other                          (924)(5)
All other items                                          847
   Net decrease                                      $ 1,986

Explanation of certain variances:
(1) Increase due to inclusion of additional fuel cost payments to leased operators.
(2)  Increase due to significant increase in fuel costs incurred.
(3)  Includes provision of $725,000 for terminal closings.
(4)  Resulted from shutting down international operations.
(5)  Resulted from shifts in the mix of business.

   As a percentage of revenues, operating expenses were 96.8% in 2000 and 89.4% in 1999.

   Depreciation and amortization expense decreased by $662,000 (21.2%) reflecting both the disposition of property and equipment during fiscal 1999 and fiscal 2000 and the fact that a larger portion of the Company's assets have become fully depreciated.

   Selling and administrative expense increased by $127,000 (2.4%) to $5,489,000 compared with $5,362,000 during the same period last year. The second quarter of 2000 included consulting fees, temporary staffing and overtime costs of $499,000, as more fully described above. As a

FORM 10-Q                                               Page 11 of 14

percentage of revenue, selling and administrative expenses were 11.1% in 2000 and 10.4% in 1999.

   Other expense (income) for the quarter and six months ended March 31, 2000 includes a non-cash impairment charge of $3,115,000 related to the Company's existing transportation management software system. The Company has determined that this system no longer supports the Company's operational needs and, therefore, has no future useful service potential. The ongoing operational needs of the Company do not require continued use of this asset. A substantial portion of this system has never been implemented and used operationally. As a consequence, for accounting purposes, the Company determined in the second quarter to treat the entire system as if it has been abandoned and that the fair value of the asset is zero. The Company has purchased new transportation management software, which currently is being implemented. The implementation of this system is expected to be completed during the first half of fiscal 2001. The expected cost for this system, including all implementation and training, is approximately $1,300,000.

   Also included in other expense (income) is a non-cash impairment charge of $2,203,000 related to the write-down of several Company-owned locations to adjust their carrying values to fair value.

   Interest expense increased by $400,000 (42.2%) reflecting higher borrowing rates and an increased level of indebtedness when compared with the second quarter of fiscal 1999.

   The effective rate of income tax benefit was 38.7% in fiscal 2000 compared with 37.4% in the second quarter of fiscal 1999.

   The net loss of $7,903,000 or $.90 per diluted share reflects the additional costs incurred to eliminate unprofitable terminals and product lines, higher selling and administrative expenses, as well as higher interest costs due to increased rates and higher outstanding balances and the asset impairments.

Liquidity and Capital Resources
  During the six months ended March 31, 2000, the Company's operating activities required a cash outflow of $6,590,000. However, the cash flow from operating activities was substantially better during the second quarter, as shown in the following table:

                       First Quarter    Second Quarter  Six Months
                       Ended 12/31/99   Ended 3/31/00  Ended 3/31/00
Cash (used in)
  provided by
  operating activities  $(11,234,000)    $ 4,644,000    $(6,590,000)

  During the first quarter of fiscal 2000, slower than normal collections of accounts receivable adversely affected cash provided by operating activities by $6,476,000. During the second quarter, collections of accounts receivable provided cash of $1,614,000.

FORM 10-Q                                               Page 12 of 14

  The Company incurred a net loss of $8,294,000 during the first six months of fiscal year 2000, which, from a cash flow point of view, was more than offset by non-cash depreciation and amortization of $5,027,000 and the asset impairment of $5,318,000. The growth in accounts receivables as well as other working capital changes caused overall operations to require cash of $6,590,000. Drawing down cash balances of $388,000, net proceeds from the sale of equipment of $2,199,000 and net borrowings of $4,003,000 were the sources of funding these cash requirements. During the second quarter, the Company reduced its overall indebtedness by $3,239,000.

  Capital expenditures for the six months ended March 31, 2000 were $4,193,000 compared with $4,123,000 in the prior year. Proceeds from the sale of equipment and facilities were $6,392,000, primarily the result of selling four terminals. The net impact of purchasing and disposing of equipment and facilities during the six months ended March 31, 2000 was a source of cash of $2,199,000.

  The source of the borrowings was the Company's $75,000,000 bank credit facility, which had $54,400,000 outstanding at March 31, 2000. Under this facility, borrowings are restricted to the net book value of available equipment and eligible accounts receivable less outstanding letters of credit. The Company exceeded the borrowing base by $3,126,000 at March 31, 2000, was not in compliance with the fixed charge coverage ratio and the net worth covenant under this facility at March 31, 2000 and had incurred a loss in the first quarter due to a restatement, and a loss for the quarter ended March 31, 2000. The Company currently is negotiating with its bank group to obtain waivers and amendments to its credit agreement. Although there can be no assurance that the requested waivers and amendments will be received, the Company expects to be able to secure such waivers and amendments in an acceptable form.

  The Company anticipates that its currently available funds, cash generated from operations and cash realized from the sale of property and equipment will be sufficient to meet cash and working capital requirements, including anticipated capital expenditures, through the end of fiscal 2000.

  The Company does not anticipate making any additional purchases of equipment in 2000. The Company expects to make modest capital expenditures for refurbishment of trailers and facilities in the second half of fiscal 2000. In connection with the previously mentioned purchase of transportation management software, the Company expects to spend $776,000 during fiscal 2000. Based on current operating projections, including the above capital expenditure estimates and excluding any non-operating proceeds, it is expected that overall indebtedness will decrease during the second half of fiscal 2000.

  Otherwise, there have been no material changes in the Company's financial condition and its liquidity and capital resources since September 30, 1999. For further details, see the Company's 1999 Annual Report to Shareholders on Form 10-K for the year ended September 30, 1999.
FORM 10-Q                                               Page 13 of 14

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

  Various risks and uncertainties may affect the operations, performance, development and results of the Company's business and could cause future outcomes to differ materially from those set forth in forward-looking statements, including the following factors:
general economic conditions, competitive factors and pricing pressures, shift in market demand, the performance and needs of industries served by the Company, particularly the chemical industry, equipment utilization, management's success in developing and introducing new services and lines of business, potential increases in labor costs, potential increases in equipment, maintenance and fuel costs, uncertainties of litigation, the Company's ability to finance its future business requirements through outside sources or internally generated funds, the availability of adequate levels of insurance, success or timing of completion of ongoing or anticipated capital maintenance or information systems projects, management retention and development, changes in Federal, State and local laws and regulations, including transportation and environmental regulations, as well as the risks, uncertainties and other factors described from time to time in the Company's SEC filings and reports.

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

Item 2.  Changes in Securities
  None.

Item 3.  Defaults Upon Senior Securities
  None.

FORM 10-Q                                               Page 14 of 14

Item 4.  Submission of Matters to a Vote of Security Holders
  The Company's Annual Meeting of Shareholders was held on February 10, 2000. With regard to Proposal No. 1 of the NOTICE OF ANNUAL MEETING OF SHAREHOLDERS TO BE HELD ON FEBRUARY 10, 2000 to elect two Class II Directors to the Board of Directors, William B. Philipbar, Jr. and John
W. Rollins, Jr. were elected. At the meeting, 6,110,517 and 6,117,814 affirmative votes were cast for William B. Philipbar, Jr. and John W. Rollins, Jr., respectively. There were no votes cast against either nominee and 48,526 and 41,229 votes were withheld from William B. Philipbar, Jr. and John W. Rollins, Jr., respectively.

  Additionally, the Company's 1999 Stock Option Plan was approved as Proposal No. 2. At the meeting, 5,613,453 affirmative votes and 539,339 negative votes were cast on Proposal No. 2 while 6,251 shares abstained.

Item 5.  Other Information
  None.

Item 6.  Exhibits and Reports on Form 8-K
  (a)  Exhibits
         Exhibit 27 - Financial Data Schedule

  (b)  Reports on Form 8-K
         On January 27, 2000, a report on Form 8-K was filed that reported the following:

  Under Item 5.   Other Events
       The Company announced that effective January 27, 2000, Michael
  B. Kinnard, previously President and Chief Operating Officer, will be President and Chief Executive Officer. John W. Rollins, Jr. will continue as Chairman of the Board of Directors.


                             SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE:    May 19, 2000              MATLACK SYSTEMS, INC.
                                    (Registrant)


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