Form 10-Q/A
period 2000-03-31
MATLACK SYSTEMS INC
filed 2000-06-30
CIK 837339

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





FORM 10-QA                                               Page 2 of 14

PART I - FINANCIAL
Item 1.  Financial Statements


                        MATLACK SYSTEMS, INC.
                CONSOLIDATED STATEMENT OF OPERATIONS
               In Thousands, Except Per Share Amounts


                                  Quarter          Six Months Ended
                                  March 31,            March 31,
                               2000     1999        2000      1999

Revenues                      $49,554  $51,388    $101,347  $105,619

Operating expenses             48,219   45,962      91,764    93,585
Depreciation and amortization   3,106    3,128       5,667     6,329
Selling and administrative
  expenses                      5,489    5,362      10,412    10,774
Other expense (income)          2,080     (199)      1,962       (67)
                               58,894   54,253     109,805   110,621

Operating loss                 (9,340)  (2,865)     (8,458)   (5,002)

Interest expense                1,348      948       2,765     1,882

Loss before income tax
   benefit                    (10,688)  (3,813)    (11,223)   (6,884)

Income tax benefit             (4,124)  (1,425)     (4,268)   (2,561)

Net loss                      $(6,564) $(2,388)   $ (6,955) $ (4,323)

Loss per share
          - Basic             $  (.74) $  (.27)   $   (.79) $   (.49)

          - Diluted           $  (.74) $  (.27)   $   (.79) $   (.49)

Average common shares
  outstanding (000)
          - Basic               8,814    8,814       8,814     8,814
          - Diluted             8,814    8,814       8,814     8,814

Dividends paid per share        None     None        None      None







The Notes to the Consolidated Financial Statements are an integral part of these statements.


FORM 10-QA                                               Page 3 of 14

                        MATLACK SYSTEMS, INC.
                     CONSOLIDATED BALANCE SHEET
          In Thousands, Except Share and Per Share Amounts

                                              March 31,  September 30,
               ASSETS                           2000         1999
Current assets
  Cash                                        $  2,449     $  2,837
  Accounts receivable, net of allowance
    for doubtful accounts: March-$1,724;
    September-$1,284                            39,192       34,330
  Inventories                                    5,872        6,007
  Other current assets                           2,898        1,592
  Refundable income taxes                          692        2,631
      Total current assets                      51,103       47,397

Property and equipment, at cost, net of
  accumulated depreciation of:
  March-$125,513; September-$131,296            71,532       80,671
Property held for sale                           4,699        5,403
Deferred income taxes                            3,305        3,752
Other assets                                     2,108        1,958
     Total assets                             $132,747     $139,181

     LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Accounts payable                            $ 10,136     $ 11,035
  Accrued liabilities                           18,601       19,583
  Current maturities of long-term debt          55,728        5,309
      Total current liabilities                 84,465       35,927

Long-term debt                                   4,773       51,189
Insurance reserves                               5,265        5,265
Other liabilities                                5,598        2,429
Deferred income taxes                              -          4,770

Commitments and contingent liabilities
  See Part II Legal Proceedings

Shareholders' equity:
  Preferred stock, $1 par value,
    1,000,000 shares authorized; issued and
    outstanding - None
  Common stock, $1 par value,
    24,000,000 shares authorized;
    issued and outstanding:
    March-8,814,434 and September-8,814,434      8,814        8,814
  Capital in excess of par value                10,620       10,620
  Retained earnings                             13,212       20,167
      Total shareholders' equity                32,646       39,601
      Total liabilities and
        shareholders' equity                  $132,747     $139,181

The Notes to the Consolidated Financial Statements are an integral part of these statements.
FORM 10-QA                                               Page 4 of 14

                        MATLACK SYSTEMS, INC.
                CONSOLIDATED STATEMENT OF CASH FLOWS
                            In Thousands

                                                  Six Months Ended
                                                       March 31,
                                                  2000         1999

Cash flows from operating activities:
  Net loss                                       $(6,955)    $(4,323)
  Adjustments to reconcile net loss to net
   cash used in operating activities:
    Impairment loss                                2,203         -
    Depreciation and amortization                  5,667       6,329
    Net gain on sale of property and equipment      (237)       (207)
    Changes in assets and liabilities:
       Accounts receivable                        (4,862)        467
       Inventories and other assets               (1,582)        585
       Accounts payable and accrued liabilities   (1,880)     (1,684)
       Current and deferred income taxes          (2,383)     (3,712)
       Other, net                                  3,168         632
Net cash used in operating activities             (6,861)     (1,913)

Cash flows from investing activities:
  Purchase of property and equipment              (3,922)     (4,123)
  Proceeds from sale of property and equipment     6,392         870
Net cash provided by (used in) investing
  activities                                       2,470      (3,253)

Cash flows from financing activities:
  Proceeds of long-term debt                      24,800      26,000
  Repayment of long-term debt                    (20,797)    (23,447)
  Exercise of stock options                         -             28
Net cash provided by financing activities          4,003       2,581

Net decrease in cash                                (388)     (2,585)
Cash beginning of period                           2,837       5,477
Cash end of period                               $ 2,449     $ 2,892

Supplemental and noncash information:
  Interest paid                                  $ 2,493     $ 1,441
  Income taxes (recovered) paid                  $(1,885)    $ 1,150










The Notes to the Consolidated Financial Statements are an integral part of these statements.
FORM 10-QA                                               Page 5 of 14
                        MATLACK SYSTEMS, INC.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

A. Basis of Presentation
   This Form 10-QA for the quarter ended March 31, 2000 is being filed in order to reflect restatement of the financial statements in the second quarter of fiscal 2000. Items 1 and 2, as well as Exhibit 27, are amended. See Note D: Restatement.

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

FORM 10-QA                                               Page 6 of 14

Following is a tabulation of business segment information for the second quarter ended March 31, 1999 and 2000 and the six months ended March 31, 1999 and 2000, respectively.

                         Bulk                 Corporate
(In thousands)      Transportation  Leasing   and Other  Consolidated

Quarter ended
 March 31, 1999
Revenues
 External customers    $ 49,401     $ 1,975    $    12     $ 51,388
 Intersegment               153          55       (208)         -
   Total revenues        49,554       2,030       (196)      51,388
Segment profit (loss)
 before income taxes     (4,359)        705       (159)      (3,813)
Total assets            130,650      15,200     (6,628)     139,222
Capital expenditures      1,829         536         24        2,389
Depreciation and
 amortization             2,762         362          4        3,128
Interest expense            867          81        -            948

Quarter ended
 March 31, 2000
Revenues
 External customers    $ 47,703     $ 1,837    $    14     $ 49,554
 Intersegment                30          79       (109)        -
   Total revenues        47,733       1,916        (95)      49,554
Segment profit (loss)
 before income taxes    (11,114)        467        (41)     (10,688)
Total assets            124,366      15,580     (7,199)     132,747
Capital expenditures      1,531         445        -          1,976
Depreciation and
 amortization             2,632         474        -          3,106
Interest expense          1,265          83        -          1,348





















FORM 10-QA                                               Page 7 of 14

                         Bulk                 Corporate
(In thousands)      Transportation  Leasing   and Other  Consolidated
Six months ended March 31, 1999
Revenues
 External customers    $100,458     $ 5,123    $    38     $105,619
 Intersegment               241         100       (341)         -
   Total revenues       100,699       5,223       (303)     105,619
Segment profit (loss)
 before income taxes     (8,002)      1,525       (407)      (6,884)
Total assets            130,650      15,200     (6,628)     139,222
Capital expenditures      2,568       1,522         33        4,123
Depreciation and
 amortization             5,626         690         13        6,329
Interest expense          1,761         121        -          1,882

Six months ended March 31, 2000
Revenues
 External customers    $ 97,397     $ 3,899    $    51     $101,347
 Intersegment                60         176       (236)        -
   Total revenues        97,457       4,075       (185)     101,347
Segment profit (loss)
 before income taxes    (12,329)      1,217       (111)     (11,223)
Total assets            124,366      15,580     (7,199)     132,747
Capital expenditures      3,447         475        -          3,922
Depreciation and
 amortization             4,701         961          5        5,667
Interest expense          2,574         191        -          2,765

D. Restatement
   In January 2000, the Company made the decision to purchase new transportation management software, which is expected to be fully implemented by January 31, 2001, at a total estimated cost, including all implementation costs, of approximately $1,300,000. Until the new transportation software is fully implemented, the Company's existing transportation software will continue to be utilized. As a result, the Company has restated the results of operations for the quarter and six months ended March 31, 2000 to reverse the asset impairment charge of $3,115,000 ($1,893,000 net of tax benefit) previously recorded in the quarter ended March 31, 2000. Restated net loss for the quarter ended March 31, 2000 is $6,564,000 ($.74 per share) compared with the previously reported net loss of $7,903,000 ($.90 per share). The net book value of the existing transportation software is being amortized over its remaining useful life.











FORM 10-QA                                               Page 8 of 14

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

Operating expenses decreased by $1,821,000 (1.9%) to $91,764,000 in 2000 from $93,585,000 in 1999.












FORM 10-QA                                               Page 9 of 14

The following table identifies by general expense category net increases and decreases for the six months:

(In thousands)                                   Increase/(Decrease)
Leased operator costs                                $ 2,353 (1)
Fuel costs                                             2,580 (2)
Facility costs                                          (272)(3)
Purchased transportation-international operations     (3,112)(4)
Purchased transportation-other                        (2,982)(5)
All other items                                         (388)
   Net decrease                                      $(1,821)

Explanation of certain variances:
(1) Increase due to inclusion of additional fuel payments to leased operators and certain leased operator termination costs.
(2)  Increase due to significant increase in fuel costs incurred.
(3)  Includes provision of $725,000 for terminal closings.
(4)  Resulted from shutting down international operations.
(5)  Resulted from shifts in the mix of business.

As a percentage of revenues, operating expenses were 90.5% in 2000 and 88.6% in 1999.

Depreciation and amortization expense decreased by $662,000 (10.5%) reflecting both the disposition of property and equipment during fiscal 1999 and the first six months of fiscal 2000 and the fact that a larger portion of the Company's assets have become fully depreciated.

Selling and administrative expenses decreased by $362,000 (3.4%) to $10,412,000 compared with $10,774,000 during the same period last year. Included in the fiscal year 2000 expenses are certain items that reduced the effect of management's cost containment measures implemented to more properly align the Company's infrastructure with the current level and mix of business. These expenses, which are not expected to be incurred in the future, include consulting fees, temporary staffing and overtime cost, which aggregated $499,000. As a percentage of revenue, selling and administrative expenses were 10.3% in 2000 and 10.2% in 1999.

Other expense (income) for the six months ended March 31, 2000 includes a non-cash impairment charge of $2,203,000 related to the write-down of several Company-owned locations to adjust their carrying values to fair value.

Interest expense increased by $883,000 (46.9%) reflecting higher borrowing rates and an increased level of indebtedness when compared with the same period of last year.

The effective rate of income tax benefit was 38.0% in fiscal 2000 compared with 37.2% in the prior year.




FORM 10-QA                                              Page 10 of 14

The net loss of $6,955,000 or $.79 per diluted share reflects the additional costs incurred to eliminate unprofitable terminals and product lines, as well as higher interest costs due to increased rates and higher outstanding balances and the asset impairments.

Results of Operations: Quarter Ended March 31, 2000 vs. Quarter Ended March 31, 1999
Revenues for the quarter ended March 31, 2000 decreased by $1,834,000 (3.6%) to $49,554,000 compared with $51,388,000 during the same quarter last year. The following table summarizes the change in revenues for the three months ended March 31, 2000 when compared with the corresponding period of the prior year:

                         Bulk                 Corporate
(In thousands)      Transportation  Leasing   and Other  Consolidated

Revenues-three months
 ended March 31, 1999  $ 49,401     $ 1,975    $   12      $ 51,388
Revenues associated
 with international
 operations              (2,648)                             (2,648)
Revenues associated
 with closed waste
 van operation             (378)                               (378)
Normalized prior year
 revenues                46,375       1,975        12        48,362
Increase (decrease)
 in revenues from
 normal operations        1,328        (138)        2         1,192
Revenues-three months
 ended March 31, 2000  $ 47,703     $ 1,837    $   14      $ 49,554

Operating expenses increased by $2,257,000 (4.9%) to $48,219,000 in 2000 from $45,962,000 in 1999.

The following table identifies by general expense category net increases and decreases for the quarter:

(In thousands)                                   Increase/(Decrease)
Leased operator costs                                $ 1,225 (1)
Fuel costs                                             1,740 (2)
Facility costs                                           631 (3)
Purchased transportation-international operations     (1,533)(4)
Purchased transportation-other                          (924)(5)
All other items                                        1,118
   Net decrease                                      $ 2,257

Explanation of certain variances:
(1) Increase due to inclusion of additional fuel cost payments to leased operators.
(2)  Increase due to significant increase in fuel costs incurred.
(3)  Includes provision of $725,000 for terminal closings.
(4)  Resulted from shutting down international operations.
(5)  Resulted from shifts in the mix of business.

FORM 10-QA                                              Page 11 of 14

As a percentage of revenues, operating expenses were 97.3% in 2000 and 89.4% in 1999.

Depreciation and amortization expense decreased on a net basis by $22,000 (0.7%) reflecting both the disposition of property and equipment during fiscal 1999 and fiscal 2000 and the fact that a larger portion of the Company's assets have become fully depreciated. During the quarter, the useful life of certain software was reduced. This reduction resulted in an increase in depreciation of $640,000, which is reflected in the net decrease described above.

Selling and administrative expense increased by $127,000 (2.4%) to $5,489,000 compared with $5,362,000 during the same period last year. The second quarter of 2000 included consulting fees, temporary staffing and overtime costs of $499,000, as more fully described above. As a percentage of revenue, selling and administrative expenses were 11.1% in 2000 and 10.4% in 1999.

Other expense (income) for the quarter and six months ended March 31, 2000 includes a non-cash impairment charge of $2,203,000 related to the write-down of several Company-owned locations to adjust their carrying values to fair value.

Interest expense increased by $400,000 (42.2%) reflecting higher borrowing rates and an increased level of indebtedness when compared with the second quarter of fiscal 1999.

The effective rate of income tax benefit was 38.6% in fiscal 2000 compared with 37.4% in the second quarter of fiscal 1999.

The net loss of $6,564,000 or $.74 per diluted share reflects the additional costs incurred to eliminate unprofitable terminals and product lines, higher selling and administrative expenses, as well as higher interest costs due to increased rates and higher outstanding balances and the asset impairments.

Liquidity and Capital Resources
During the six months ended March 31, 2000, the Company's operating activities required a cash outflow of $6,861,000. However, the cash flow from operating activities was substantially better during the second quarter, as shown in the following table:

                       First Quarter    Second Quarter  Six Months
                       Ended 12/31/99   Ended 3/31/00  Ended 3/31/00
Cash (used in)
  provided by
  operating activities  $(11,234,000)    $ 4,373,000    $(6,861,000)

During the first quarter of fiscal 2000, slower than normal collections of accounts receivable adversely affected cash provided by operating activities by $6,476,000. During the second quarter, collections of accounts receivable provided cash of $737,000.


FORM 10-QA                                              Page 12 of 14

The Company incurred a net loss of $6,955,000 during the first six months of fiscal year 2000, which, from a cash flow point of view, was more than offset by non-cash depreciation and amortization of $5,667,000 and the asset impairment of $2,203,000. The growth in accounts receivables as well as other working capital changes caused overall operations to require cash of $6,861,000. Drawing down cash balances of $388,000, net proceeds from the sale of equipment of $2,470,000 and net borrowings of $4,003,000 were the sources of funding these cash requirements. During the second quarter, the Company reduced its overall indebtedness by $3,239,000.

Capital expenditures for the six months ended March 31, 2000 were $3,922,000 compared with $4,123,000 in the prior year. Proceeds from the sale of equipment and facilities were $6,392,000, primarily the result of selling four terminals. The net impact of purchasing and disposing of equipment and facilities during the six months ended March 31, 2000 was a source of cash of $2,470,000.

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

Otherwise, there have been no material changes in the Company's financial condition and its liquidity and capital resources since September 30, 1999. For further details, see the Company's 1999 Annual Report to Shareholders on Form 10-K for the year ended September 30, 1999.
FORM 10-QA                                              Page 13 of 14

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

FORM 10-QA                                              Page 14 of 14

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

DATE:   June 30, 2000              MATLACK SYSTEMS, INC.
                                    (Registrant)


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