Form 10-Q
period 2000-06-30
MATLACK SYSTEMS INC
filed 2000-08-14
CIK 837339

Page 1 of 14

                            UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549

                              FORM 10-Q


(Mark One)

/ X /  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended        June 30, 2000
                                 OR

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

     The number of shares of the registrant's common stock outstanding as of June 30, 2000 was 8,814,434.

FORM 10-Q                                                Page 2 of 14

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                        MATLACK SYSTEMS, INC.
                CONSOLIDATED STATEMENT OF OPERATIONS
               In thousands, Except Per Share Amounts


                                Quarter Ended     Nine Months Ended
                                  June 30,              June 30,
                                2000     1999       2000      1999

Revenues                      $48,519  $50,148    $149,866  $155,767

Operating expenses             42,783   45,937     134,547   139,522
Depreciation and amortization   3,157    3,054       8,824     9,383
Selling and administrative
  expenses                      4,928    5,973      15,340    16,747
Other expense (income)             68     (805)      2,030      (872)
                               50,936   54,159     160,741   164,780

Operating loss                 (2,417)  (4,011)    (10,875)   (9,013)

Interest expense                1,469      928       4,234     2,810

Loss before income taxes
  (benefit)                    (3,886)  (4,939)    (15,109)  (11,823)

Income taxes (benefit)          1,112   (1,856)     (3,156)   (4,417)

Net loss                      $(4,998) $(3,083)   $(11,953) $ (7,406)

Loss per share
          - Basic             $  (.57) $  (.35)   $  (1.36) $   (.84)

          - Diluted           $  (.57) $  (.35)   $  (1.36) $   (.84)

Average common shares
  outstanding
          - Basic               8,814    8,814       8,814     8,814
          - Diluted             8,814    8,814       8,814     8,814

Dividends paid per share        None     None        None      None


The Notes to the Consolidated Financial Statements are an integral part of these statements.

FORM 10-Q                                                Page 3 of 14
                        MATLACK SYSTEMS, INC.
                     CONSOLIDATED BALANCE SHEET
          In Thousands, Except Share and Per Share Amounts

                                               June 30,   September 30,
               ASSETS                             2000        1999
Current assets
  Cash                                          $  3,295     $ 2,837
  Accounts receivable, net of allowance for
    doubtful accounts: June-$1,631
    September-$1,284                              33,364      34,330
  Inventories                                      5,441       6,007
  Other current assets                             2,021       1,592
  Refundable income taxes                            682       2,631
      Total current assets                        44,803      47,397

Property and equipment, at cost, net of
  accumulated depreciation of:
  June-$129,733; September-$131,296               70,071      80,671
Property held for sale                             4,699       5,403
Deferred income taxes                              2,211       3,752
Other assets                                       1,979       1,958
     Total assets                               $123,763    $139,181

     LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Accounts payable                              $  6,449    $ 11,035
  Accrued liabilities                             15,594      19,583
  Current maturities of long-term debt            57,003       5,309
      Total current liabilities                   79,046      35,927

Long-term debt                                     4,413      51,189
Insurance reserves                                 5,265       5,265
Other liabilities                                  7,391       2,429
Deferred income taxes                               -          4,770

Commitments and contingent liabilities
  See Part II Legal Proceedings

Shareholders' equity:
  Preferred stock, $1 par value,
    1,000,000 shares authorized; issued and
    outstanding - None
  Common stock, $1 par value,
    24,000,000 shares authorized;
    issued and outstanding:
    June-8,814,434 and September-8,814,434         8,814       8,814
  Capital in excess of par value                  10,620      10,620
  Retained earnings                                8,214      20,167
      Total shareholders' equity                  27,648      39,601
      Total liabilities and
        shareholders' equity                    $123,763    $139,181

The Notes to the Consolidated Financial Statements are an integral part of these statements.

FORM 10-Q                                                Page 4 of 14
                        MATLACK SYSTEMS, INC.
                CONSOLIDATED STATEMENT OF CASH FLOWS
                            In Thousands

                                                   Nine Months Ended
                                                        June 30,
                                                     2000      1999

Cash flows from operating activities:
  Net loss                                         $(11,953) $(7,406)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
    Impairment loss                                   2,203     -
    Depreciation and amortization                     8,824    9,383
    Net gain on sale of property and equipment         (179)  (1,028)
    Changes in assets and liabilities:
       Accounts receivable                              966    1,132
       Inventories and other assets                    (273)   1,559
       Accounts payable and accrued liabilities      (8,574)    (554)
       Current and deferred income taxes             (1,280)  (5,604)
       Other, net                                     4,960      470
Net cash used in operating activities                (5,306)  (2,048)

Cash flows from investing activities:
  Purchase of property and equipment                 (6,209)  (5,152)
  Proceeds from sale of property and equipment        7,055    1,776
Net cash provided by (used in) investing
  activities                                            846   (3,376)

Cash flows from financing activities:
  Proceeds of long-term debt                         26,500   47,400
  Repayment of long-term debt                       (21,582) (45,213)
  Exercise of stock options                            -          28
Net cash provided by financing activities             4,918    2,215

Net increase (decrease) in cash                         458   (3,209)
Cash beginning of period                              2,837    5,477
Cash end of period                                 $  3,295  $ 2,268

Supplemental and noncash information:
  Interest paid                                    $  3,946  $ 2,779
  Income taxes (recovered) paid                    $ (1,876) $ 1,188








The Notes to the Consolidated Financial Statements are an integral part of these statements.

FORM 10-Q                                                Page 5 of 14

                        MATLACK SYSTEMS, INC.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

A. Basis of Presentation
   The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain prior year amounts have been reclassified to conform with the current period's presentation. Operating results for the quarter and nine months ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ended September 30, 2000. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 1999.

B. Earnings Per Share
   Pursuant to the provisions of Statement of Financial Accounting Standards No. 128, "Earnings Per Share," the number of weighted average shares used in computing basic and diluted earnings per share (EPS) are as follows (in thousands):

                            Quarter Ended       Nine Months Ended
                               June 30,              June 30,
                           2000      1999        2000      1999

   Basic EPS               8,814     8,814       8,814    8,814
   Effect of assumed
    option exercises (1)     -         -           -        -
   Diluted EPS             8,814     8,814       8,814    8,814

(1) The effect of options was not considered as it would have been anti-dilutive.

   No adjustments to net earnings available to common shareholders were required during the periods presented.

C. Segment Information
   The Company's operations are classified into two reportable business segments based on differences in their operations. The Company's principal business is the transportation of bulk commodities in tank trailers and tank containers for chemical and dry bulk shippers. In connection with this transportation service, the Company may provide, when required, intermodal transportation services and tank cleaning. The Company is also in the business of leasing tank trailers, tank containers and other associated specialized equipment primarily to customers in the chemical and food industries and their suppliers.

   Following is a tabulation of business segment information for the third quarter ended June 30, 1999 and 2000 and the nine months ended June 30, 1999 and 2000, respectively.
FORM 10-Q                                                Page 6 of 14
                         Bulk                 Corporate
(In thousands)      Transportation  Leasing   and Other  Consolidated
Quarter ended June 30, 1999
Revenues
 External customers    $ 48,401     $ 1,735    $    12     $ 50,148
 Intersegment                60          64       (124)        -
   Total revenues        48,461       1,799       (112)      50,148
Segment profit (loss)
 before income taxes     (5,384)        577       (132)      (4,939)
Total assets            126,699      14,473     (6,109)     135,063
Capital expenditures        584         445        -          1,029
Depreciation and
 amortization             2,680         369          5        3,054
Interest expense            848          80        -            928

Quarter ended June 30, 2000
Revenues
 External customers    $ 46,728     $ 1,778    $    13     $ 48,519
 Intersegment                24          74        (98)        -
   Total revenues        46,752       1,852        (85)      48,519
Segment profit (loss)
 before income taxes     (4,100)        296        (82)      (3,886)
Total assets            114,953      16,123     (7,313)     123,763
Capital expenditures      2,193          94        -          2,287
Depreciation and
 amortization             2,684         472          1        3,157
Interest expense          1,341         128        -          1,469

                         Bulk                 Corporate
(In thousands)      Transportation  Leasing   and Other  Consolidated
Nine months ended June 30, 1999
Revenues
 External customers    $148,859     $ 6,858    $    50     $155,767
 Intersegment               301         164       (465)        -
   Total revenues       149,160       7,022       (415)     155,767
Segment profit (loss)
 before income taxes    (13,386)      2,102       (539)     (11,823)
Total assets            126,699      14,473     (6,109)     135,063
Capital expenditures      3,152       1,967         33        5,152
Depreciation and
 amortization             8,306       1,059         18        9,383
Interest expense          2,609         201        -          2,810

Nine months ended June 30, 2000
Revenues
 External customers    $144,125     $ 5,677    $    64     $149,866
 Intersegment                84         250       (334)        -
   Total revenues       144,209       5,927       (270)     149,866
Segment profit (loss)
 before income taxes    (16,429)      1,513       (193)     (15,109)
Total assets            114,953      16,123     (7,313)     123,763
Capital expenditures      5,640         569        -          6,209
Depreciation and
 amortization             7,385       1,433          6        8,824
Interest expense          3,915         319        -          4,234
FORM 10-Q                                                Page 7 of 14

D. Income Tax Valuation Allowance
   The Company recognizes a liability or asset for the deferred tax consequences of temporary differences between the tax basis of assets or liabilities and their reported amounts in the financial statements. These temporary differences will result in taxable or deductible amounts in future years when the reported amounts of the assets or liabilities are recovered or settled. During the quarter ended June 30, 2000, the Company established a valuation allowance of $2,282,000 to reduce its deferred tax assets to estimated realizable value. The amount of deferred tax assets considered realizable could be adjusted in the future upon further review by the Company as to their recoverability.

E. Long-Term Debt
   The Company's source of borrowings was its $75,000,000 bank credit facility, which had $55,700,000 outstanding at June 30, 2000. Under this facility, borrowings are restricted to the net book value of available equipment and eligible accounts receivable less outstanding letters of credit. The Company exceeded the borrowing base at June 30, 2000, and was not in compliance with certain other covenants under this facility at June 30, 2000. Accordingly, the Company has included the entire balance outstanding in current maturities of long-term debt on the accompanying consolidated balance sheet. The Company currently is negotiating with its bank group to obtain waivers and amendments to its credit agreement. Although there can be no assurance that the requested waivers and amendments will be received, the Company expects to be able to secure such waivers and amendments in an acceptable form.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations: Nine Months Ended June 30, 2000 vs. Nine Months Ended June 30, 1999
The following table summarizes the changes in revenues for the nine months ended June 30, 2000 when compared with the corresponding period of the prior year:
                         Bulk                 Corporate
(In thousands)      Transportation  Leasing   and Other  Consolidated
Revenues-nine months
ended June 30, 1999    $148,859     $ 6,858    $    50     $155,767
Leasing opportunity
 revenues                            (1,200)                 (1,200)
Revenues associated
 with international
 operations              (6,912)                             (6,912)
Revenues associated
 with closed waste
 van operation           (1,363)                             (1,363)
Normalized prior year
 revenues               140,584       5,658         50      146,292
Increase in revenues
 from normal operations   3,541          19         14        3,574
Revenues-nine months
 ended June 30, 2000   $144,125     $ 5,677    $    64     $149,866

FORM 10-Q                                                Page 8 of 14

Revenues for the nine months ended June 30, 2000 decreased by $5,901,000 (3.8%) to $149,866,000 from $155,767,000 during the same period last year. The winding down of the Company's international operations accounted for $6,912,000 of the nine-month decrease in revenues when compared with the prior year. In addition, the decline in leasing revenues from external customers of $1,181,000 resulted from the fact that revenues in the first quarter of fiscal 1999 included approximately $1,200,000 of opportunity revenues, which resulted from bad weather in Puerto Rico. After considering the effects of revenues earned and reported in the prior year for which there has been no comparable revenue earned during the current year, overall revenues from the remaining base level of the bulk transportation business have increased by $3,541,000.

Operating expenses decreased by $4,975,000 (3.6%) to $134,547,000 in 2000 from $139,522,000 in 1999.

The following table identifies by general expense category net increases and decreases for the nine months:

(In thousands)                                   Increase/(Decrease)
Driver compensation                                  $  (950)(1)
Leased operator costs                                  3,967 (2)
Fuel costs                                             3,132 (3)
Facility costs                                          (888)(4)
Purchased transportation-international operations     (4,104)(5)
Purchased transportation-other                        (4,534)(6)
All other items                                       (1,598)
   Net decrease                                      $(4,975)

Explanation of certain variances:
(1)  Resulted from terminal closings and fewer loads carried.
(2) Increase due to inclusion of additional fuel payments to leased operators and certain leased operator termination costs.
(3)  Increase due to significant increase in fuel costs incurred.
(4)  Includes provision of $861,000 for terminal closings.
(5)  Resulted from shutting down international operations.
(6)  Resulted from shifts in the mix of business.

As a percentage of revenues, operating expenses were 89.8% in 2000 and 89.6% in 1999.

Depreciation and amortization expense decreased by $559,000 (6.0%) reflecting both the disposition of property and equipment during fiscal 1999 and the first nine months of fiscal 2000 and the fact that a larger portion of the Company's assets have become fully depreciated.

Selling and administrative expenses decreased by $1,407,000 (8.4%) to $15,340,000 compared with $16,747,000 during the same period last year. The reduction reflects the effect of management's cost containment measures implemented to more properly align the Company's infrastructure with the current level and mix of business. As a percentage of revenue, selling and administrative expenses were 10.2% in 2000 and 10.8% in 1999.

FORM 10-Q                                                Page 9 of 14

Other expense (income) for the nine months ended June 30, 2000 includes a non-cash impairment charge of $2,203,000 related to the write-down of several Company-owned locations to adjust their carrying values to fair value.

Interest expense increased by $1,424,000 (50.7%) reflecting higher borrowing rates and an increased level of indebtedness when compared with the same period of last year.

The effective rate of income tax benefit was 20.9% in fiscal 2000 compared with 37.4% in the prior year. The significant reduction in the rate of benefit during the current year reflects the effects of providing a valuation allowance related to the Company's deferred tax assets of $2,282,000.

The net loss of $11,953,000 or $1.36 per diluted share reflects the additional costs incurred to eliminate unprofitable terminals and product lines, as well as higher interest costs due to increased rates and higher outstanding balances, the provision of an income tax valuation allowance and the asset impairments.

Results of Operations:  Quarter Ended June 30, 2000 vs. Quarter Ended
June 30, 1999
Revenues for the quarter ended June 30, 2000 decreased by $1,629,000 (3.2%) to $48,519,000 compared with $50,148,000 during the same quarter last year. The following table summarizes the change in revenues for the three months ended June 30, 2000 when compared with the corresponding period of the prior year:

                             Bulk              Corporate
(In thousands)       Transportation  Leasing   and Other Consolidated
Revenues-three months
 ended June 30, 1999    $ 48,401     $ 1,735    $   12      $ 50,148
Revenues associated
 with international
 operations               (2,042)                             (2,042)
Revenues associated
 with closed waste
 van operation              (368)                               (368)
Normalized prior year
 revenues                 45,991       1,735        12        47,738
Increase (decrease)
 in revenues from
 normal operations           737          43         1           781
Revenues-three months
 ended June 30, 2000    $ 46,728     $ 1,778    $   13      $ 48,519

Operating expenses decreased by $3,154,000 (6.9%) to $42,783,000 in 2000 from $45,937,000 in 1999.





FORM 10-Q                                               Page 10 of 14

The following table identifies by general expense category net increases and decreases for the quarter:

(In thousands)                                   Increase/(Decrease)
Driver compensation                                  $(1,151)(1)
Leased operator costs                                  1,614 (2)
Fuel costs                                               552 (3)
Facility costs                                          (616)(4)
Purchased transportation-international operations       (992)(5)
Purchased transportation-other                        (1,552)(6)
All other items                                       (1,009)
   Net decrease                                      $(3,154)

Explanation of certain variances:
(1)  Resulted from terminal closings and fewer loads carried.
(2) Increase due to inclusion of additional fuel cost payments to leased operators.
(3)  Increase due to significant increase in fuel costs incurred.
(4)  Includes provision of $136,000 for terminal closings.
(5)  Resulted from shutting down international operations.
(6)  Resulted from shifts in the mix of business.

As a percentage of revenues, operating expenses were 88.2% in 2000 and 91.6% in 1999.

Depreciation and amortization expense increased on a net basis by $103,000 (3.4%) reflecting both the disposition of property and equipment during fiscal 1999 and fiscal 2000 and the fact that a larger portion of the Company's assets have become fully depreciated. During the second quarter of the current year, the Company made the decision to purchase new transportation management software. As a result, the useful life of the existing transportation software was reduced. This change in the useful life resulted in an increase in amortization of $638,000, which is reflected in the net increase in depreciation and amortization described above.

Selling and administrative expense decreased by $1,045,000 (17.5%) to $4,928,000 compared with $5,973,000 during the same period last year. The reduction reflects the effect of management's cost containment measures implemented to more properly align the Company's infrastructure with the current level and mix of business. As a percentage of revenue, selling and administrative expenses were 10.2% in 2000 and 11.9% in 1999.

Interest expense increased by $541,000 (58.3%) reflecting higher borrowing rates and an increased level of indebtedness when compared with the third quarter of fiscal 1999.

The income tax expense for the third fiscal quarter of 2000 includes provision of a deferred tax asset valuation reserve of $2,282,000. For the third quarter of fiscal 1999, the effective rate of income tax benefit was 37.6%.


FORM 10-Q                                               Page 11 of 14

The net loss of $4,998,000 or $.57 per diluted share reflects the lower level of business, as well as higher interest costs due to increased rates and higher outstanding balances and the provision of an income tax valuation allowance.

Liquidity and Capital Resources
During the nine months ended June 30, 2000, the Company's operating activities required a cash outflow of $5,306,000. However, the cash flow from operating activities was positive during the third quarter, as shown in the following table:

                   First       Second         Third         Nine
                  Quarter      Quarter       Quarter       Months
                   Ended        Ended         Ended         Ended
                 12/31/99      3/31/00       6/30/00       6/30/00
Cash (used in)
 provided by
 operating
 activities   $(11,234,000)   $4,373,000    $1,555,000   $(5,306,000)

During the third quarter, the net reduction of the accounts receivable balance provided cash of $5,828,000.

The Company incurred a net loss of $11,953,000 during the first nine months of fiscal year 2000, which, from a cash flow point of view, was offset in large part by non-cash depreciation and amortization of $8,824,000 and the asset impairment of $2,203,000. Operating cash requirements for the first nine months of fiscal 2000 were $5,306,000. Net proceeds from the sale of equipment of $846,000 and net borrowings of $4,918,000 were the sources of funding these cash requirements.

Capital expenditures for the nine months ended June 30, 2000 were $6,209,000 compared with $5,152,000 in the prior year. Proceeds from the sale of equipment and facilities were $7,055,000, primarily the result of selling four terminals. The net impact of purchasing and disposing of equipment and facilities during the nine months ended June 30, 2000 was a source of cash of $846,000.

The source of the borrowings was the Company's $75,000,000 bank credit facility, which had $55,700,000 outstanding at June 30, 2000. Under this facility, borrowings are restricted to the net book value of available equipment and eligible accounts receivable less outstanding letters of credit. The Company exceeded the borrowing base at June 30, 2000, and was not in compliance with certain other covenants under this facility at June 30, 2000. The Company currently is negotiating with its bank group to obtain waivers and amendments to its credit agreement. Although there can be no assurance that the requested waivers and amendments will be received, the Company expects to be able to secure such waivers and amendments in an acceptable form.

The Company anticipates that its currently available funds, cash generated from operations and cash realized from the sale of property and equipment will be sufficient to meet cash and working capital


FORM 10-Q                                               Page 12 of 14

requirements, including anticipated capital expenditures, through the end of fiscal 2000.

The Company expects to make modest capital expenditures for refurbishment of trailers and facilities during the remainder of fiscal 2000. In connection with the Company's purchase of transportation management software, the Company expects to spend $776,000 during fiscal 2000. Based on current operating projections, including the above capital expenditure estimates and excluding any non-operating proceeds, it is expected that overall indebtedness will decrease during the remainder of fiscal 2000.

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




FORM 10-Q                                               Page 13 of 14

Year 2000 ("Y2K") Readiness Disclosure
As of the filing date of this Form 10-Q, the Company's business operations have not been materially impacted by Y2K matters. The
Company will continue to monitor its operations for possible Y2K information technology programming issues.


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

None.

Item 5.  Other Information

None.

Item 6.  Exhibits and Reports on Form 8-K

  (a)  Exhibits

         Exhibit 27 - Financial Data Schedule

  (b)  Reports on Form 8-K

         1. On May 2, 2000, a report on Form 8-K was filed announcing the election of William L. Medford, Jr. to the Company's Board of Directors.

         2. On June 8, 2000, a report on Form 8-K was filed announcing that on June 1, 2000 KPMG LLP resigned as the Company's independent auditor.

         3. On June 30, 2000, a report on Form 8-K was filed announcing that the firm of Ernst & Young LLP was engaged as the principal accountant to audit the Company's consolidated financial statements.



FORM 10-Q                                               Page 14 of 14
                             SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE:   August 14, 2000            MATLACK SYSTEMS, INC.
                                    (Registrant)

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