Form 10-K
period 2000-09-30
MATLACK SYSTEMS INC
filed 2001-02-08
CIK 837339

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(MARK ONE)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2000 OR

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

       Title of Class          Name of exchange on which registered
   Common Stock, $1, Par Value                    None

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

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the registrant was $4,440,000 as of December 31, 2000.

The number of shares of registrant's common stock outstanding as of October 31, 2000 was 8,814,434.

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

The Company, through its subsidiary, Matlack Leasing Corporation, leases trailers, containers and intermediate bulk containers (IBCs or "totes"), which represents the other major segment of the Company's operations. In addition to leasing this highly specialized equipment either on a short- or long-term basis, Matlack Leasing Corporation provides design assistance to a wide range of customers who are primarily in the food and chemical industries. At September 30, 2000, a total of 693 trailers and containers were under lease contracts.

In November 2000, Matlack Leasing Corporation sold substantially all of its assets for $12,000,000. The assets were sold to Matlack Leasing, LLC, an unaffiliated Pennsylvania limited liability company, whose majority owner was an officer, who resigned his position at and as of the transaction's closing, of Matlack Leasing Corporation. As a result of this transaction, the leasing segment has been reported in the Company's financial statements as a discontinued operation.

The Company operates out of approximately 60 facilities located in 30 states and two Canadian provinces. Since 1994, the Company has been certified under ISO 9002, an internationally recognized standard for quality assurance. In order to maintain this certification, the Company is audited bi-annually at locations randomly selected by the American Bureau of Shipping Quality Evaluation, Inc. ("ABS"), an independent third party. These surveillance audits verify that the Company's operations conform to both ISO 9002 and to the Company's own written operating guidelines and procedures. During fiscal 2000, the Company passed its eleventh quality audit by ABS with all locations and logistics services being ISO 9002 certified.

The Company provides transportation and logistics services as described below. Many of the value added adjunct services provided complement the Company's bulk transportation services. Matlack, Inc. ("Matlack"), the Company's major operating subsidiary provides liquid and dry bulk transportation primarily to the chemical industry throughout North America. More than 90 percent of the cargo transported by the Company is hazardous and non-hazardous chemicals and wastes principally produced or generated by the chemical industry. Matlack is one of the larger companies in the country engaged in highway transportation of bulk commodities primarily in tank trailers.

The number of trailers available for use in the Company's continuing operations at the end of fiscal years 2000, 1999 and 1998 were 2,197, 2,270 and 2,670, respectively. At the end of fiscal 2000 the average age of tractors and trailers used in the Company's operations was 3.5 years and 17.1 years, respectively. Additionally, the remaining useful life expectancy at September 30, 2000 of the Company's tractor and trailer fleet was estimated to be 7 years and 20 years, respectively.

The age profile of the Company' trailer fleet as of September 30, 2000 was as follows:

    AGE IN YEARS      NUMBER OF UNITS
       1 to 5               147
       6 to 10              293
       11 to 15             422
       16 to 20             480
       21 to 25             577
       Over 25              278
       Total              2,197

The age profile of the Company's tractor fleet as of September 30, 2000 was as follows:

    MODEL YEAR        NUMBER OF UNITS
       2000                 235
       1998                   2
       1995                 497
       1994                   2
       1993                   1
       Prior                  8
       Total                745

The Company utilizes tank trailers in its operations. A tank trailer typical of those used by the Company in its operations measures 43 feet in length, 8.5 feet in width and 12 feet in height. Tank holding capacity normally ranges between 5,000 and 7,000 gallons with a payload capacity of up to 55,000 pounds.

The Company believes that it maintains its fleet of tractors and trailers in excellent condition for the industry. Maintenance of revenue equipment is performed by 116 mechanics employed by the Company. In addition, the Company utilizes outside repair facilities for major tank repairs and reconditioning. In fiscal 2000, the Company expended $11,693,000 for fleet maintenance. This amount included mechanics compensation and the costs associated with both internal and external repairs of equipment.

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

The business of the Company is generally not subject to significant seasonal variations, however, highway transportation activities can be adversely affected depending on the severity of the weather in the various sections of the country during the winter months. Also, companies in the chemical industry periodically may change production streams of various products, which temporarily creates greater than normal demand for the carriers to transport those products. Conversely, companies in the chemical industry may shut down a plant temporarily in order to balance inventories, which negatively affects the carriers serving that company. No single customer accounts for more than 8.6% of the Company's consolidated revenues.

Changes in the economic climate within the domestic chemical industry have had a severe adverse impact upon bulk transportation companies as competition is based primarily on rates, service and convenience. Intense price competition among bulk transportation companies combined with pricing pressures within the industries served, principally the chemical industry, have resulted in revenue reductions and margin erosion.

Matlack's largest competitors in the tank truck industry, based upon a comparison of gross revenues, are Quality Distribution, Inc., Trimac Transportation Ltd., Superior Carriers, Inc., Miller Transporters, Inc. and Groendyke Transport, Inc. In addition, there are approximately 190 other recognized competitors operating in the various regions where Matlack has operating authority.

Matlack, Inc., under the trade-name Brite-Sol Services, operates 25 commercial facilities nationwide that provide full-service cleaning, both internal and external, of tank trucks, vans, tank containers, intermediate bulk containers, ISO tank containers and other containers and vehicles. Brite-Sol Services also provides hose and pump cleaning and tank and container maintenance and repairs. The Company's tank cleaning facilities are ISO 9002 certified and operate in compliance with all applicable federal and state EPA and OSHA requirements. Cleaning procedures utilize systematized work processes to assure continued compliance with all environmental regulations. Customized cleaning programs are frequently established to meet specific customer requirements. After cleaning, valves are vacuum tested to reduce chances of leaking and related possible product release. Waste water is pre-treated to ensure environmental safety and to reduce levels of waste. Container cleaning procedures also ensure the proper handling and disposal of heels and effluents. Further, the Company's cleaning network is operated by a team of experienced tank cleaning professionals and is supported by centrally located technical staff to ensure maintenance of the highest level of quality required by ISO 9002 standards.

REGULATION AND INSURANCE
In the normal course of its business, Matlack is subject to numerous state and federal environmental laws and regulations and also is exposed to the cost and risk of transporting and handling materials and wastes characterized as hazardous by various regulatory agencies. Matlack has received notices from the United States Environmental Protection Agency ("EPA") or a comparable state agency indicating that it has been named at 56 third-party sites as a potentially responsible party ("PRP") with respect to the cleanup of hazardous wastes at such waste disposal sites. At a majority of these sites, the Company has resolved its liability by settling with one or more of the governmental agencies or PRP groups involved. As is typical in such settlements, certain claims, such as those relating to natural resource damages or site cleanup cost overruns, could still be made in later years.

The Company maintains liability insurance coverage that includes sudden and accidental pollution insurance coverage providing protection against claims which may arise from accidents involving spills or contamination. With regard to public liability and workers' compensation claims, the Company retains a specific portion of insurable risks. The Company maintains a $1,000,000 primary insurance policy subject to $500,000 of retention per claim with a $6,000,000 aggregate stop-loss limit on retention. The Company's self-insured retention under these policies was reduced to $100,000 from $500,000 effective October 1, 2000. In excess of the primary policy, the Company maintains $120,000,000 of insurance coverage. Reserves are established by outside claims experts for claims incurred plus an estimate for claims incurred but not reported. Reserve requirements are evaluated and established utilizing known and expected information on each claim.

EMPLOYEES
A total of 1,530 persons were employed by the Company at September 30, 2000. Operating personnel included 856 drivers, 116 mechanics and 187 tank cleaners. The Company's 371 support personnel included dispatchers and individuals serving in clerical, administrative and executive capacities. The Company believes that its relationships with its employees are excellent.

A number of the Company's operating personnel are covered under various collective bargaining agreements. The following table sets forth the expiration dates and number of employees covered under those agreements.
                                   Number of
Expiration Date                  Employees Covered
October 30, 2000                       13
March 31, 2003                         14
June 30, 2003                         145
November 14, 2003                     234
December 15, 2003                       3
November 14, 2004                     104
Total                                 513

ITEM 2.  PROPERTIES.
The Company maintains its headquarters in space leased from Rollins Properties, Inc., a wholly-owned subsidiary of Rollins Truck Leasing Corp., at 2200 Concord Pike, Wilmington, Delaware. The Company's principal properties consist of land and buildings used in its bulk trucking, cleaning and intermodal service business. Matlack owns or leases approximately 60 truck terminals and rail transfer facilities in 30 states and two Canadian provinces.

ITEM 3.  LEGAL PROCEEDINGS.
During the fourth quarter of fiscal 1998, a judgment of $950,000 was entered against the Company in connection with rent allegedly owed under an expired lease for a terminal previously operated by the Company in Woodbridge, New Jersey. The $950,000 judgment was based on a finding by the trial court that the Company was responsible for double the fair market rent of the facility as a tenant willfully holding over after the expiration of the lease term. An appellate court has vacated this judgment and remanded the matter to the trial level for further hearings to determine if the Company is liable for rent as a holdover tenant and, if so, what the fair market rent should be. The Company paid rent pursuant to the terms of the expired lease during the period in controversy and the landlord negotiated the rent payments. The Company believes that it has viable defenses to the landlord's demand for additional rent and intends to vigorously contest this matter. The Company has provided for an estimate of the liability associated with this proceeding, which amount is included in accrued liabilities.

There are various claims and legal actions pending against the Company that are insured under the Company's public liability and workers' compensation policies relating to incidents arising out of the Company's bulk trucking, cleaning and intermodal businesses. In the opinion of management, based on the advice of in-house counsel, the reserves established for these claims and actions are adequate. However, the ultimate resolution of these claims and actions may be material.

There are various other non-insured claims and legal actions pending against the Company relating to employment or contract issues. In the opinion of management, based on the advice of in-house counsel, the likelihood that the ultimate resolution of these claims and actions will be material is remote.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
NONE.
PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
          STOCKHOLDER MATTERS.
For the fiscal years ended September 30, 2000 and 1999, the range of share prices for the Common Stock on the New York Stock Exchange is as follows:

                             2000                    1999
FISCAL QUARTER         HIGH         LOW         HIGH        LOW
 First                $5 1/4     $3 3/16       $8 7/16    $6 5/8
 Second               $4         $2 9/16       $7 5/8     $5 1/2
 Third                $3 1/2     $1 7/16       $5 13/16   $4 7/8
 Fourth               $2 3/4     $  3/4        $5 15/16   $4 13/16

On October 2, 2000, the Company was delisted from the New York Stock Exchange as it no longer met the continued listing criteria with respect to total market capitalization. On the same day and in connection with the delisting, the Company began trading on the OTC Bulletin Board under the symbol "MLKI."

No dividends have been paid since the Company became publicly held in January of 1989. At September 30, 2000, there were 1,286 holders of record of the Common Stock.

ITEM 6.  SELECTED FINANCIAL DATA.

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
FIVE-YEAR SELECTED FINANCIAL DATA

                                                           YEAR ENDED SEPTEMBER 30,
                              2000         1999         1998         1997         1996
Revenues                      $186,933     $198,175     $233,374     $229,852     $222,661
Earnings (loss) from
continuing operations         $(37,241)    $(17,462)    $ (3,415)    $  1,540     $ (1,535)
Earnings from
discontinued operation        $    248     $  1,395     $  1,402     $    346     $     58
Net earnings (loss)           $(36,993)    $(16,067)    $ (2,013)    $  1,886     $ (1,477)
Earnings (loss) per
share from continuing
operations
 Basic                        $  (4.23)    $  (1.98)    $   (.39)    $    .18     $   (.18)
 Diluted                      $  (4.23)    $  (1.98)    $   (.39)    $    .17     $   (.18)

Earnings per share from
discontinued operation
 Basic                        $    .03     $    .16     $    .16     $    .04     $    .01
 Diluted                      $    .03     $    .16     $    .16     $    .04     $    .01

Net earnings (loss)
per share
 Basic                        $  (4.20)    $  (1.82)    $   (.23)    $    .22     $   (.17)
 Diluted                      $  (4.20)    $  (1.82)    $   (.23)    $    .21     $   (.17)

                                                        AT SEPTEMBER 30,
Total assets                  $105,337     $139,181     $143,263     $142,262     $128,127
Net assets of
discontinued operation        $ 12,388     $ 16,262     $ 13,267     $  7,917     $    638
Total debt                    $ 59,275     $ 56,498     $ 50,034     $ 49,609     $ 36,091
Shareholders' equity          $  2,608     $ 39,601     $ 55,640     $ 57,557     $ 55,676




QUARTERLY RESULTS

The following table sets forth the Company's quarterly financial results from continuing operations for the fiscal years 2000 and 1999.

                                           2000
                       DECEMBER 31  MARCH 31  JUNE 30  SEPTEMBER 30
Revenues                 $ 49,731  $ 47,717  $ 46,741  $ 42,744
Gross profit             $  4,635  $ (2,627) $  1,859  $ (5,740)
Loss from
continuing operations    $   (844) $ (6,847) $ (5,193) $(24,357)(a)
Earnings (loss) from
discontinued operation   $    453  $    283  $    195  $   (683)(b)
Net loss                 $   (391) $ (6,564) $ (4,998) $(25,040)
Loss per diluted share
from continuing
operations               $   (.09) $   (.77) $   (.59) $  (2.78)
Earnings (loss) per
diluted share from
discontinued operation   $    .05  $    .03  $    .02  $   (.07)
Loss per diluted share   $   (.04) $   (.74) $   (.57) $  (2.85)

(a) Includes a $4.2 million provision for doubtful accounts and a provision of $4.3 million to increase self-insurance reserves.

(b) Includes loss on disposal of discontinued operation of $952,000, net of tax benefit of $641,000.

                                      1999
                      DECEMBER 31  MARCH 31  JUNE 30  SEPTEMBER 30
Revenues                 $ 51,083  $ 49,413  $ 48,413  $ 49,266
Gross profit             $  2,195  $  1,262  $    243  $ (4,827)
Loss from continuing
operations               $ (2,431) $ (2,815) $ (3,432) $ (8,784)
Earnings from
discontinued operation   $    496  $    427  $    349  $    123
Net loss                 $ (1,935) $ (2,388) $ (3,083) $ (8,661)
Loss per diluted share
from continuing
operations               $   (.28) $   (.32) $   (.39) $   (.99)
Earnings per diluted
share from discontinued
operation                $    .06  $    .05  $    .04  $    .01
Loss per diluted share   $   (.22) $   (.27) $   (.35) $   (.98)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Financial Condition and Liquidity
The net loss of $37.0 million, which included $12.6 million of non-cash depreciation and amortization as well as impairments of $2.4 million and a provision to write down the net assets of discontinued operation to net realizable value of $1.6 million, resulted in a deficiency in cash flow from operations of $4.4 million. Lower net cash receipts from reduced revenues and margins as well as higher cash payments for interest were partially offset by the receipt of a net insurance settlement of $6.0 million related to certain environmental claims.

The cash deficiency from operations and capital expenditures were funded with approximately $10 million of proceeds from the sale of property and equipment, as well as net borrowings of $2.8 million. The source of these borrowings was the Company's revolving credit agreement ("Agreement") with a group of banks. The Agreement had a termination date of August 19, 2000, which was extended to February 15, 2001 as a result of an amendment to the Agreement on October 9, 2000. In addition to several significant provisions, as discussed below, the amendment waived all defaults from March and June of 2000 and reset various covenants for future periods.

Due to the current default status, as discussed below, the borrowing limit under the Agreement currently is limited to the current amount outstanding. The Agreement is secured by substantially all unpledged equipment, all accounts receivable and certain real estate. Interest rates on borrowings under the Agreement were 10.5% at September 30, 2000.

In connection with the amendment, all LIBOR rate loans under the Agreement were converted to base rate loans upon termination of their respective applicable interest periods after August 19, 2000. The Base rate is defined as (i) the prime rate plus 1% or, if higher, (ii) the federal funds rate plus 1 and 1/2 of 1%.

The amendment precludes the issuance of additional standby letters of credit and limits increases to existing standby letters of credit to the bank's discretion.

Effective with the amendment, the Company established and must maintain a collateral account with one of the banks. To the extent that cash balances in other bank accounts exceed $1.9 million, they must be deposited into the collateral account. The funds within the collateral account are available to the Company for use in the normal course of business, provided the use is consistent with cash flow projections and assumptions for those projections as provided to the banks.

Certain amounts are required to be remitted to the banks as mandatory prepayments. The amounts generally include (i) 90% of non-operational cash flows, which are defined as, but not limited to, amounts received outside of the normal course of business, including all tax refunds, insurance settlement proceeds and proceeds from sales of assets, excluding certain specific assets, and (ii) 95% of the proceeds from the sale of Matlack Leasing Corporation (see Note to the Consolidated Financial Statements, "Discontinued Operation") and from the sale of certain real property. The retained portions of these amounts must be deposited in the collateral account.

Capital expenditures subsequent to September 1, 2000 are substantially limited, principally as follows: (i) no capital expenditures are permitted for new or used revenue-generating equipment, (ii) capital expenditures for technology and software are limited to $750,000 in the aggregate and (iii) capital expenditures for maintaining the existing fleet of revenue-generating equipment and existing facilities are limited to $750,000 in the aggregate without prior bank approval. In addition, the sale, lease, rent or other disposition of any equipment or other collateral in excess of $50,000 in value, requires the consent of the banks.

As noted above, the amendment reset certain financial covenants. The fixed charge coverage ratio is set at not less than 0.30 increasing to
0.70 through January 31, 2001.  The leverage ratio is not to exceed
3.25 to 1 at the end of each calendar month. The consolidated net worth shall be equal to or greater than $10,000,000 at the end of each calendar month. The amended credit agreement has been supplemented to add an EBITDA requirement and the conformity of a ratio for certain eligible accounts receivable to the aggregate loan commitment. Accordingly, EBITDA is not to be less than $3,700,000 for the four-month period ended January 31, 2001. In addition, the ratio of eligible accounts receivable to the aggregate loan commitment shall be equal to or greater than 0.310 to 1 as of September 30, 2000, decreasing to 0.2775 to 1 as of January 31, 2001.

In addition to the requirements discussed above, the amendment placed incremental administrative and reporting responsibilities upon the Company including, among other things, the submission of a business plan, the periodic preparation of reports and the employment of an independent consultant to monitor operations.

The Company incurred a renegotiation and extension fee of $350,000, $150,000 of which was paid at closing with the remainder payable on February 15, 2001.

Subsequent to the closing of the amendment on October 9, 2000, it was determined that the Company was in violation of several of the covenants discussed above as well as certain of the timely reporting requirements. Management met with the banks on December 18, 2000 and received certain assurances that these violations would be waived pending the receipt of certain additional information. The Company met with the banks again on February 1, 2001 to review the previously requested information. At that meeting, the Company proposed to its bank lenders an amendment that waives covenant violations, defers principal and interest payments for 60 days, requires continued monitoring of the Company operations and increases the interest rate accruing on the outstanding debt by an additional 1%. The bank lenders presently are considering this proposal. As discussed below and in the Note to the Consolidated Financial Statements, "Basis of Presentation," the Company cannot provide any assurance that it will be successful in its attempts to refinance certain of its bank debt.

On November 22, 2000, Matlack Leasing Corporation, which is a wholly owned second tier subsidiary of the Company, sold substantially all of its assets for $12.0 million. Of this amount, approximately $2.3 million relating to an equipment financing obligation and $8.6 million relating to the credit agreement were remitted to the banks as mandatory prepayments as described above. An additional $.7 million was set aside in various escrow accounts pending the resolution of certain matters addressed in the sales agreement. The remaining $.4 million of proceeds was used to finance a portion of the Company's operations during the first fiscal quarter of 2001.

As discussed in the Note to the Consolidated Financial Statements, "Basis of Presentation," the Company's financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Accordingly, the financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern. There are a number of factors and conditions that raise substantial doubt about the Company's ability to continue as a going concern for a reasonable period of time, including:

  - The Company has incurred net losses in four of the past five years and increasing losses and declining revenues in the last three years.
  - Net cash used in operations was $4,431,000 (including the receipt of a $6,000,000 net insurance settlement) in 2000 and $5,525,000 in 1999.
  - At September 30, 2000, retained earnings had a deficit of $16,826,000.
  - At September 30, 2000, there was a working capital deficit of $41,532,000.
  - At September 30, 2000, the Company was in default and violation of several financial ratios and covenants of its bank credit agreement.
  - The existing bank credit agreement, of which $53,900,000 is outstanding as of September 30, 2000, is set to expire on February 15, 2001, at which time all principal amounts, as well as accrued interest, fees and expenses, shall be due and payable in full.
  - The group of banks sponsoring the existing bank credit agreement has not committed to and may not provide additional or alternative funding beyond the existing expiration date.
  - The Company expects negative cash flows from operations to continue in the immediate future and will require additional sources of funding to continue operations.
  - The Company has not had any success to date with respect to securing alternative funding from other banks or financial institutions.

The Company's continuation as a going concern is primarily dependent upon its ability to refinance its existing bank credit facility or obtain an alternative source. Management currently is negotiating with its current bank group in an effort to resolve the Company's financial issues.

In addition, the Company is continuing its efforts to dispose of non-core assets and streamline operations commensurate with projected levels of demand. Where appropriate, this includes, among other things, the termination of employees and the cancellation of, or election not to renew, existing contracts for services and materials.

In the event the Company is unable to secure alternative financing sources prior to the termination of the existing bank credit facility on February 15, 2001, it is likely that any of the following alternatives will be pursued: (1) negotiation with the existing bank group for an additional extension of time in order to secure alternative financing; (2) a sale of the Company as a whole or substantially all of its assets; or (3) filing for protection under the United States Bankruptcy Code in order to continue operations.

RESULTS OF OPERATIONS (Continuing Operations)
Fiscal Year 2000 vs. 1999
Revenues of $186.9 million for the year declined by $11.3 million or 5.7% from $198.2 million in the prior year. The decline is in large part attributable to the Company's decision to reduce substantially its international presence, which accounted for $9.1 million of the revenue decline. The weak demand in the domestic chemical industry continues to have an adverse impact on the bulk transportation industry, as competition for the available loads remains fierce. As a result, there is extreme pressure to maintain price stability despite higher fuel costs.

Operating expenses decreased $10.0 million or 5.3% to $178.1 million from $188.1 million in the prior year. Reduced demand resulted in fewer loads carried as well as fewer miles driven. This reduction had the most significant impact on purchased transportation, which declined $8.7 million domestically. In addition, purchased transportation declined $5.3 million as a result of the reduction in international operations.

Cleaning expenses decreased $8.0 million principally due to lower demand and program changes implemented by the Company during 1999. Maintenance expenses decreased slightly reflecting lower demand and efforts to contain costs to those necessary to support safe and efficient operations.

Terminal costs, including utilities, rent, communications and maintenance decreased approximately $1.3 million primarily as a result of closing certain facilities and the relocation of certain equipment, which commenced during the latter part of fiscal 1999.

Drivers' compensation decreased approximately $2.7 million as a result of terminal closings and the overall lower level of demand for services. However, leased operator compensation increased by approximately $5.1 million reflecting a shift in the mix of labor utilization. Continuing pressure in the labor markets resulting from a shortage of qualified professional drivers coupled with lower levels of demand for service have led to a higher reliance upon leased labor.

Fuel costs increased $3.4 million as a result of continuing increases in the prices of all petroleum products throughout the year despite the impact of lower demand for transportation services.

Insurance expense, including property, general liability, cargo and workers' compensation, increased by approximately $2.1 million primarily as a result of an increase in claims experienced by the Company.

Depreciation and amortization decreased $.5 million to $10.7 million from $11.2 million in 1999 reflecting the disposition of property and equipment during the past two years and the larger portion of assets that are fully depreciated. During the second quarter of fiscal 2000, the Company made the decision to purchase new transportation management software. As a result, the useful life of the existing transportation software was reduced. This change in the useful life results in an increase in amortization of $1.7 million, which is included in, but more than offset by, the net decrease in depreciation and amortization described above.

Selling and administrative expenses increased $4.1 million to $28.2 million from $24.1 million in 1999 primarily as a result of a provision of $4.2 million recorded in the fourth quarter to increase the allowance for doubtful accounts. Absent this charge, selling and administrative expenses were down slightly reflecting cost containment measures implemented to align the infrastructure with the current level and mix of business.

Other expense (income) in 2000 includes impairment charges of $2.4 million related to the write-down of several Company-owned locations, that were either sold in 2000 or held for sale at fiscal year-end. Total impairment losses were $1.3 million higher than those recorded during 1999. Net gains on the sale of equipment decreased approximately $.4 million. Despite the significant increase in fiscal 2000 in the proceeds from the sale of property and equipment of $7.0 million, the reduced gain reflects a decline in the selling prices realized from the sale of revenue-producing equipment. The proceeds realized from these dispositions were used in large part to pay down debt.

Interest expense in 2000 was $5.4 million compared with $3.8 million in 1999. The higher expense reflects higher interest rates and higher average level of indebtedness during 2000.

The rate of income tax benefit related to the loss from continuing operations was 1.4% compared with 37.4% in 1999. The significant reduction in the rate of benefit during 2000 reflects the effects of providing a 100% valuation allowance against the Company's net deferred tax asset. The valuation reserve was deemed necessary by management due to the high level of uncertainty surrounding the future realization of tax benefits from the Company's net operating losses and other deferred tax assets.

Earnings from discontinued operation reflects a $1.6 million pretax write-down of assets to their net realizable value in connection with the disposition of the leasing segment in November 2000. Excluding this charge, net earnings from discontinued operation decreased $.2 million reflecting lower operating earnings and higher interest expense.

The Company's net loss for the year was $37.0 million or $4.20 per diluted share compared with a net loss of $16.1 million or $1.82 per diluted share in 1999.

Fiscal Year 1999 vs. 1998
Revenues of $198.2 million for the year declined by $35.2 million or 15.1% from $233.4 million in the prior year. The number of loads carried decreased by 36,712 loads or 19.9%, while the average miles per load decreased slightly. Revenue per load increased by 6% over the prior year. Overall demand in the chemical industry declined during the year causing the number of available loads for carriers to transport to decline also. The Company's decision to substantially reduce its international presence and to eliminate its waste van businesses accounted for $7.3 million of the year-to-year decrease in revenue.

Operating expenses for 1999 decreased by $17.9 million to $188.1 million from $206.0 million in 1998. The substantial reduction in loads carried, which required fewer miles to be driven, caused most of the direct expense categories including drivers' wages and fuel to be lower in 1999 than in 1998.

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

For the year, depreciation and amortization expenses decreased slightly to $11.2 million compared with $11.4 million in 1998. The impact of purchasing new equipment and facilities during 1999 generally offset the effect of the disposition of older fully depreciated equipment. During the year, the Company realized proceeds from the sale of property and equipment of $3.0 million compared with $4.8 million in 1998.

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

Selling and administrative expenses increased by $5.2 million in 1999 to $24.1 million. Severance of $1.9 million and a provision for bad debts of $2.9 million were the two largest changes in selling and administrative expense in 1999. All of the severance was recorded in the fourth quarter. Accounts receivable balances were reviewed for collectibility and the reserve for bad debts was reviewed for adequacy. As a result of this review, during the fourth quarter the allowance for doubtful accounts was increased by $1.8 million.

Other income included a net gain on sale of tractors and trailers of $.6 million. Other income also reflected a net benefit of $1.5 million, which resulted from the settlement in the fourth quarter of an insurance claim and subsequent receipt of insurance proceeds as reimbursement for a building loss due to a fire.

Interest expense in 1999 was $3.8 million compared with $3.7 million in 1998. Higher debt levels later in the year were almost offset by lower interest rates during the first half of 1999.

The rate of income tax benefit related to the loss from continuing operations in 1999 was 37.4% compared with a 32.8% rate of income tax benefit in 1998. The smaller impact of non-deductible expenses in 1999 caused the rate of effective income tax benefit in 1999 to be substantially different than the rate of income tax benefit in 1998.

Earnings from discontinued operation of $1.4 million in 1999 were essentially flat when compared with 1998.

The Company's net loss for the year was $16.1 million or $1.82 per diluted share compared with a net loss of $2.0 million or $.23 per diluted share in 1998.

FORWARD-LOOKING STATEMENTS
The Company may make certain forward-looking statements in this Form 10-K within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, relating to the Company's financial condition, profitability, liquidity, resources, business outlook, proposed acquisitions or divestitures, market forces, corporate strategies, consumer preferences, contractual commitments, legal matters, capital requirements and other matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. To comply with the terms of the safe harbor, the Company notes that a variety of factors could cause the Company's actual results and experience to differ substantially from the anticipated results or other expectations expressed in the Company's forward-looking statements. When words and expressions such as: "believes," "expects," "anticipates," "estimates," "plans," "intends," "objectives," "goals," "aims," "projects," "forecasts," "possible," "seeks," "may," "could," "should," "might," "likely," "enable," or similar words or expressions are used in this Form 10-K, as well as statements containing phrases such as: "in the Company's view," "there can be no assurance," "although no assurance can be given," or "there is no way to anticipate with certainty," forward-looking statements are being made in all of these instances.

Various risks and uncertainties may affect the operations, performance, development and results of the Company's business and could cause future outcomes to differ materially from those set forth in forward-looking statements, including the following factors: the Company's ability to continue as a going concern; the Company's ability to refinance its existing indebtedness; potential increases in interest rates; general economic conditions; competitive factors and pricing pressures; shifts in market demand; the performance and needs of industries served by the Company; equipment utilization; management's success in developing and introducing new services and lines of business; potential increases in labor costs; potential increases in equipment, maintenance and fuel costs; uncertainties of litigation; the Company's ability to finance its future business requirements through outside sources or internally generated funds; the availability of adequate levels of insurance; success or timing of completion of ongoing or anticipated capital or maintenance projects; management retention and development; changes in Federal, State and local laws and regulations, including environmental regulations; as well as the risks, uncertainties and other factors described from time to time in the Company's SEC filings and reports.

The Company undertakes no obligation to update publicly or revise any forward-looking statements as a result of future developments, events or conditions. New risk factors emerge from time to time and it is not possible for the Company to predict all such risk factors, nor can the Company assess the impact of all such risk factors on its business or the extent to which any factor, or combination of factors, may cause actual results to differ significantly from those forecast in any forward-looking statements. Given these risks and uncertainties, investors should not overly rely or attach undue weight to the Company's forward-looking statements as an indication of its actual future results.

YEAR 2000 ("Y2K") READINESS DISCLOSURE
The Company's business operations have not been materially impacted by Y2K matters. The Company will continue to monitor its operations for possible Y2K information technology programming issues.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK. The Company's major market risk exposure is to changing interest rates. The Company has variable-rate debt representing 95% of its total long-term debt at September 30, 2000. If interest rates average 25 basis points more in 2001 than they did during 2000, the Company's interest expense would be increased by $140,000. These amounts are determined by considering the impact of the hypothetical interest rates on the Company's variable-rate long-term debt at September 30, 2000.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Shareholders
Matlack Systems, Inc.

We have audited the accompanying consolidated balance sheet of Matlack Systems, Inc. and subsidiaries as of September 30, 2000, and the related consolidated statements of operations and cash flows for the year then ended. Our audit also included the financial statement schedules as of and for the year ended September 30, 2000 listed in the index at Item 14(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 2000 consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Matlack Systems, Inc. and subsidiaries as of September 30, 2000, and the consolidated results of their operations and their cash flows for the year ended September 30, 2000, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related 2000 financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

The accompanying financial statements have been prepared assuming that Matlack Systems, Inc. will continue as a going concern. As more fully described in the "Basis of Presentation" note to the consolidated financial statements, the Company has incurred recurring and increasing operating losses and has a working capital deficiency. In addition, the Company has not complied with certain covenants of its existing bank credit facility and has been unable to secure alternative sources of financing. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in the "Basis of Presentation" note to the consolidated financial statements. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.



                                              Ernst & Young LLP


Philadelphia, Pennsylvania
January 5, 2001

Independent Auditors' Report

The Shareholders and Board of Directors
Matlack Systems, Inc.

We have audited the accompanying consolidated balance sheet of Matlack Systems, Inc. and subsidiaries as of September 30, 1999 and the related consolidated statements of operations and cash flows for each of the years in the two-year period ended September 30, 1999, before the restatement as described in the note "Discontinued Operation" to the consolidated financial statements. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedules of condensed financial information as of September 30, 1999 and for the years ended September 30, 1999 and 1998, and of valuation and qualifying accounts for the years ended September 30, 1999 and 1998 (before the restatement). The consolidated financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free from material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates used by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements (before the restatement) referred to above present fairly, in all material respects, the financial position of Matlack Systems, Inc. and subsidiaries as of September 30, 1999, and the results of their operations and their cash flows for each of the years in the two-year period ended September 30, 1999, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedules (before the restatement) referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.



                                              KPMG LLP

Wilmington, Delaware
January 13, 2000

                CONSOLIDATED STATEMENT OF OPERATIONS
              (In thousands, except per share amounts)

                                         YEAR ENDED SEPTEMBER 30,
                                        2000       1999       1998

Revenues                              $186,933   $198,175   $233,374

Expenses
   Operating                           178,136    188,118    206,024
   Depreciation and amortization        10,670     11,184     11,378
   Selling and administrative           28,199     24,064     18,850
   Other expense (income), net           2,247     (1,077)    (1,518)

                                       219,252    222,289    234,734

Operating loss                         (32,319)   (24,114)    (1,360)
Interest expense                         5,447      3,800      3,721

Loss from continuing operations
  before income tax benefit            (37,766)   (27,914)    (5,081)
Income tax benefit                        (525)   (10,452)    (1,666)

Loss from continuing operations        (37,241)   (17,462)    (3,415)
Earnings from discontinued operation       248      1,395      1,402

Net loss                              $(36,993)  $(16,067)  $ (2,013)

Basic and diluted loss per share
 from continuing operations           $  (4.23)  $  (1.98)  $   (.39)

Basic and diluted earnings per share
 from discontinued operation          $    .03   $    .16   $    .16

Basic and diluted net loss per share  $  (4.20)  $  (1.82)  $   (.23)

Basic and diluted shares outstanding     8,814      8,814      8,790















The Notes to the Consolidated Financial Statements are an integral part of these statements.
                     CONSOLIDATED BALANCE SHEET
                       (Dollars in thousands)

                                                   SEPTEMBER 30,
                                                    2000       1999

                             ASSETS
Current assets
 Cash                                            $  4,060   $  2,837
 Accounts receivable, net                          24,328     32,653
 Inventories                                        4,035      5,700
 Other current assets                               1,658      1,590
 Refundable income taxes                               86      2,631
 Net realizable value of discontinued
  operation                                        12,388       -
 Deferred income taxes                               -         3,752
 Total current assets                              46,555     49,163

Property and equipment, net                        53,900     66,433
Property held for sale                              3,355      5,403
Net assets of discontinued operation                 -        16,262
Other assets                                        1,527      1,920

 Total assets                                    $105,337   $139,181

 LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
 Accounts payable                                $ 11,600   $ 11,035
 Accrued liabilities                               19,515     18,668
 Current maturities of long-term debt              56,972      5,309
 Total current liabilities                         88,087     35,012

Long-term debt                                      2,303     51,189
Self-insurance reserves                             5,390      5,265
Environmental reserves                              6,253        915
Other liabilities                                     696      2,429
Deferred income taxes                                -         4,770
Commitments and contingencies (see Notes to
 the Consolidated Financial Statements)
Shareholders' equity:
 Common stock, $1.00 par value
 Outstanding: 2000-8,814,434 shares;
 1999-8,814,434 shares                              8,814      8,814
 Additional paid-in capital                        10,620     10,620
 Retained earnings (deficit)                      (16,826)    20,167

 Total shareholders' equity                         2,608     39,601

 Total liabilities and shareholders' equity      $105,337   $139,181



The Notes to the Consolidated Financial Statements are an integral part of these statements.

                CONSOLIDATED STATEMENT OF CASH FLOWS
                       (Dollars in thousands)

                                           YEAR ENDED SEPTEMBER 30,
                                         2000      1999       1998
Cash flows from operating activities
 Net loss                               $(36,993) $(16,067) $ (2,013)
 Adjustments to reconcile net loss
  to net cash (used in) provided
  by operating activities:
  Impairment loss                          2,359     1,093      -
  Provision to write-down net assets
  of discontinued operation to net
  realizable value                         1,593      -          -
  Depreciation and amortization           12,582    12,515    12,320
  Provision for doubtful accounts          5,537     2,937       687
  Net gain on sale of equipment             (769)     (638)   (1,749)
  Changes in assets and liabilities:
   Accounts receivable                     3,719    (7,436)     (101)
   Inventories and other assets              785     2,782    (2,097)
   Accounts payable and accrued
    liabilities                            6,751     8,236     2,526
   Current and deferred income taxes       1,527   (10,361)   (1,784)
   Other, net                             (1,522)    1,414     1,245

Net cash (used in) provided by
 operating activities                     (4,431)   (5,525)    9,034

Cash flows from investing activities
 Purchase of property and equipment       (7,080)   (7,133)  (11,448)
 Proceeds from the sale of property
  and equipment                            9,957     2,957     4,846
 Business combination, net of cash
  acquired                                  -          569      -

Net cash provided by (used in)
 investing activities                      2,877    (3,607)   (6,602)

Cash flows from financing activities
 Proceeds of long-term debt               26,500    66,400    91,731
 Repayment of long-term debt             (23,723)  (59,936)  (91,306)
 Exercise of stock options and other        -           28        96

Net cash provided by financing
 activities                                2,777     6,492       521

Net increase (decrease) in cash            1,223    (2,640)    2,953
Cash at beginning of year                  2,837     5,477     2,524

Cash at end of year                     $  4,060  $  2,837  $  5,477

Supplemental information
 Interest paid                          $  5,444  $  4,040  $  3,978
 Income taxes paid (recovered)          $ (1,877) $    817  $  1,036

Non-cash investing activities
 Business combination
  Fair value of assets acquired         $   -     $  2,073  $   -
  Less:  Liabilities assumed                -       (2,022)     -
   Cash acquired                            -         (620)     -
   Business combination, net of
    cash acquired                       $   -     $   (569) $   -


The Notes to the Consolidated Financial Statements are an integral part of these statements.

MATLACK SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

ORGANIZATION AND ACCOUNTING POLICIES

Organization -- Matlack Systems, Inc., together with its subsidiaries, is a bulk transportation company that provides transportation of bulk commodities in tank trailers and tank containers, intermodal transportation services, tank cleaning services and logistics management services to the nation's leading chemical and dry bulk shippers. All of the Company's operations currently are conducted within the United States and Canada.

In addition to specialized trucking, the Company provides trailer, container and intermediate bulk container leasing on a short- or long-term basis to customers in the food and chemical industries. In November 2000, this segment of the Company's business was sold (see Note for "Discontinued Operation"). Accordingly, the results of operations of the leasing segment have been reported as a discontinued operation and previously reported financial statements have been restated.

Consolidation -- The consolidated financial statements include the accounts of all subsidiaries. Intercompany transactions and balances have been eliminated.

Concentration of labor -- Approximately one-third of the Company's labor force is covered under various collective bargaining agreements, which expire at various dates through 2004. These employees are covered by multi-employer pension plans as required under the agreements (see Note "Pension Plans").

Revenue recognition -- The Company recognizes revenue when shipments are delivered.

Earnings per share -- The number of weighted average shares used in computing basic and diluted earnings (loss) per share (EPS) are as follows:
                             2000           1999          1998
Basic EPS                  8,814,000     8,814,000     8,790,000
Effect of options              -    (1)      -    (1)      -    (1)
Diluted EPS                8,814,000     8,814,000     8,790,000

(1) The effect of options was not considered as it would have been anti-dilutive.

No adjustments to net loss available to common shareholders were required during the periods presented.

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

During 1998, the Company's insurance expense was reduced by the application of $2,016,000 resulting from a premium refund in connection with an environmental impairment liability insurance policy that expired on September 30, 1997. Between 1994 and 1997, premiums of $2,000,000 relating to this policy were paid and expensed by the Company. During 1998 and in conjunction with this policy, the Company received a net reimbursement of $222,000 from a reinsurance company, resulting in a net premium refund of $1,794,000 which was included in accounts receivable at September 30, 1998.

Use of estimates -- The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Fair values of financial instruments -- The carrying amounts reported in the balance sheet for current assets and current liabilities approximate their fair value at September 30, 2000.

Stock-based compensation -- SFAS No. 123, "Accounting for Stock-Based Compensation," defines a fair-value based method of accounting for stock-based compensation plans, however, it allows the continued use of the intrinsic value method under Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees." The Company has elected to continue to use the intrinsic value method. Pro forma results of operations, as if SFAS No. 123 had been used to account for stock-based compensation plans, are presented in the footnote for Stock Option Plans.

Environmental remediation -- The Company accrues for environmental expenses resulting from existing conditions that relate to past operations when the costs are probable and estimable. In estimating the Company's liability with respect to environmental matters, consideration is given to the total cost to remediate a site, the Company's contribution of waste at the site, the participation of other responsible parties and all other relevant circumstances of the claim. Liabilities, when established, are not discounted. Recoverable insurance amounts are not considered unless the recovery is deemed probable. Environmental liabilities are reviewed periodically as assessment and remediation progresses. If required, based on additional technical and legal information, liabilities are adjusted. Given the uncertainties inherent in evaluating environmental exposure, actual future costs incurred at identified sites may vary from current estimates.

Recent accounting pronouncements -- The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on its results of operations, financial position or cash flows.

Reclassification -- Certain prior year amounts have been reclassified to conform with the current year presentation.

BASIS OF PRESENTATION
The Company's financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Accordingly, the financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern. There are a number of factors and conditions that raise substantial doubt about the Company's ability to continue as a going concern for a reasonable period of time, including:

   - The Company has incurred net losses in four of the past five years and increasing losses and declining revenues in the last three years.
   - Net cash used in operations was $4,431,000 (including the receipt of a $6,000,000 net insurance settlement) in 2000 and $5,525,000 in 1999.
   - At September 30, 2000, retained earnings had a deficit of $16,826,000.
   - At September 30, 2000, there was a working capital deficit of $41,532,000.
   - At September 30, 2000, the Company was in default and violation of several financial ratios and covenants of its bank credit agreement.
   - The existing bank credit agreement, of which $53,900,000 is outstanding as of September 30, 2000, is set to expire on February 15, 2001, at which time all principal amounts, as well as accrued interest, fees and expenses, shall be due and payable in full.
   - The group of banks sponsoring the existing bank credit agreement has not committed to and may not provide additional or alternative funding beyond the existing expiration date.
   - The Company expects negative cash flows from operations to continue in the immediate future and will require additional sources of funding to continue operations.
   - The Company has not had any success to date with respect to securing alternative funding from other banks or financial institutions.

The Company's continuation as a going concern is primarily dependent upon its ability to refinance its existing bank credit facility or obtain an alternative source. Management is currently negotiating with its current bank group in an effort to resolve the Company's financial issues.

In addition, the Company is continuing its efforts to dispose of non-core assets and streamline operations commensurate with projected levels of demand. Where appropriate, this includes, among other things, the termination of employees and the cancellation of, or election to not renew, existing contracts for services and materials.

In the event the Company is unable to secure alternative financing sources prior to the termination of the existing bank credit facility on February 15, 2001, it is likely that any of the following alternatives will be pursued: (1) negotiation with the existing bank group for an additional extension of time in order to secure alternative financing; (2) a sale of the Company as a whole or substantially all of its assets; or (3) filing for protection under the United States Bankruptcy Code in order to continue operations.

ACQUISITION
In September 1999, a subsidiary of the Company completed the acquisition of American Transportation Service, Inc. (ATS), a provider of truck driver services, by acquiring for a cash purchase price of $51,000 the remaining 51 percent of the ATS shares outstanding not already owned by the Company. In 1997, the Company acquired a 49 percent interest in ATS.

The ATS acquisition has been accounted for by the purchase method and the assets acquired and liabilities assumed have been recorded at their estimated fair values. The excess of cost over the estimated fair value of net assets acquired of $757,000 is being amortized on a straight-line basis over five years. The results of operations of ATS have been included in the consolidated financial statements from the date of acquisition. Pro forma results of operations would differ from reported results by immaterial amounts for all periods presented.

The Company paid ATS $39,421,000 and $34,325,000 for drivers' services in 1998 and 1999, respectively.

ACCOUNTS RECEIVABLE, NET
                                           2000         1999

Customers                               $30,133,000  $32,422,000
Insurance claims                             -         1,538,000
                                         30,133,000   33,960,000
Less allowance for doubtful accounts     (5,805,000)  (1,307,000)
                                        $24,328,000  $32,653,000

PROPERTY AND EQUIPMENT
The Company's property and equipment accounts are as follows:

                                 SEPTEMBER 30,
                               2000         1999       USEFUL LIVES

Land                      $  6,941,000   $  7,934,000
Transportation equipment   104,606,000    113,690,000  4 to 12 years
Transportation service
 facilities                 56,306,000     64,775,000  5 to 40 years
Less accumulated
 depreciation             (113,953,000)  (119,966,000)
                          $ 53,900,000   $ 66,433,000

As of September 30, 2000, the Company had no open commitments for the purchase of property and equipment.

PROPERTY HELD FOR SALE
Property held for sale of $3,355,000 and $5,403,000 for 2000 and 1999, respectively, relates to facilities that the Company has closed and ceased ongoing operations. The Company is actively marketing these facilities. In order to reflect the estimated fair value of these facilities, the Company recorded impairment losses of $156,000 and $680,000 for 2000 and 1999, respectively. (See Note "Other Expense (Income), Net.") The fair value has been determined to be the amount a willing buyer would pay a willing seller for such assets in a transaction that is other than a forced or liquidation sale. The determination of estimated fair value is inherently uncertain, since it requires estimates of market value as well as future events and conditions. The Company considered, among other things, the range of preliminary purchase prices being discussed with potential buyers. At the time that these facilities were taken out of service, depreciation was terminated.










LONG-TERM DEBT
Long-term debt is as follows:
                                                SEPTEMBER 30,
                                             2000           1999

Bank credit agreement                    $ 53,900,000   $ 49,400,000
Equipment financing obligations
 due banks with equipment pledged
 as security at interest rates
 ranging from 7.42% to 8.09%, payable
 in installments to 2005                    5,315,000      6,840,000
Promissory note payable, at interest
 rate of 8%                                    60,000        120,000
Real estate mortgage obligations, at
 interest rates of 5.95%, with land
 and buildings pledged as collateral,
 payable in installments over various
 periods to 2001                               -             138,000
Less amounts due within one year          (56,972,000)    (5,309,000)
                                         $  2,303,000   $ 51,189,000

The Company maintains a revolving credit agreement ("Agreement") with a group of banks. The Agreement had a termination date of August 19, 2000, which was extended to February 15, 2001 as a result of an amendment to the Agreement on October 9, 2000. In addition to several significant provisions, as discussed below, the amendment waived all defaults from March and June of 2000 and reset various covenants for future periods.

Due to the current default status, as discussed below, the borrowing limit under the Agreement currently is limited to the current amount outstanding. The Agreement is secured by substantially all unpledged equipment, all accounts receivable and certain real estate. Interest rates on borrowings under the Agreement were 10.5% at September 30, 2000.

In connection with the amendment, all LIBOR rate loans under the Agreement were converted to Base rate loans upon termination of their respective applicable interest periods after August 19, 2000. The Base rate is defined as (i) the prime rate plus 1% or, if higher, (ii) the federal funds rate plus 1 and 1/2 of 1%.

The amendment precludes the issuance of additional standby letters of credit and limits increases to existing standby letters of credit to the banks' discretion.

Effective with the amendment, the Company established and must maintain a collateral account with one of the banks. To the extent that cash balances in other bank accounts exceed $1.9 million, they must be deposited into the collateral account. The funds within the collateral account are available to the Company for use in the normal course of business, provided the use is consistent with cash flow projections and assumptions for those projections as provided to the banks.

Certain amounts are required to be remitted to the banks as mandatory prepayments. These amounts generally include (i) 90% of non-operational cash flows, which are defined as, but not limited to, amounts received outside of the normal course of business, including all tax refunds, insurance settlement proceeds and proceeds from sales of assets, excluding certain specific assets, and (ii) 95% of the proceeds from the sale of Matlack Leasing Corporation (see note for Discontinued Operation) and from the sale of certain real property. The retained portions of these amounts must be deposited in the collateral account.

Capital expenditures subsequent to September 1, 2000 are substantially limited, principally as follows: (i) no capital expenditures are permitted for new or used revenue-generating equipment, (ii) capital expenditures for technology and software are limited to $750,000 in the aggregate and (iii) capital expenditures for maintaining the existing fleet of revenue-generating equipment and existing facilities are limited to $750,000 in the aggregate without prior bank approval. In addition, the sale, lease, rent or other disposition of any equipment or other collateral in excess of $50,000 in value, requires the consent of the banks.

As noted above, the amendment reset certain financial covenants. The fixed charge coverage ratio is set at not less than 0.30 increasing to
0.70 through January 31, 2001.  The leverage ratio is not to exceed
3.25 to 1 at the end of each calendar month. The consolidated net worth shall be equal to or greater than $10,000,000 at the end of each calendar month. The amended credit agreement has been supplemented to add an EBITDA requirement and the conformity of a ratio for certain eligible accounts receivable to the aggregate loan commitment. Accordingly, EBITDA is not to be less than $3,700,000 for the four-month period ended January 31, 2001. In addition, the ratio of eligible accounts receivable to the aggregate loan commitment shall be equal to or greater than 0.310 to 1 as of September 30, 2000, decreasing to 0.2775 to 1 as of January 31, 2001.

In addition to the requirements discussed above, the amendment placed incremental administrative and reporting responsibilities upon the Company including, among other things, the submission of a business plan, the periodic preparation of reports and the employment of an independent consultant to monitor operations.

The Company incurred a renegotiation and extension fee of $350,000, $150,000 of which was paid at closing with the remainder payable on February 15, 2001.

Subsequent to the closing of the amendment on October 9, 2000, it was determined that the Company was in violation of several of the covenants discussed above as well as certain of the timely reporting requirements. Management met with the banks on December 18, 2000 and received certain assurances that these violations would be waived pending the receipt of certain additional information. As discussed in the note for Basis of Presentation, the Company cannot provide any assurance that it will be successful in its attempts to refinance certain of its bank debt.

The aggregate amounts of maturities for all indebtedness during the next five fiscal years are as follows: 2001 -- $56,972,000, 2002 -- $1,112,000, 2003 -- $575,000, 2004 -- $450,000 and 2005 -- $166,000.

Based upon borrowing rates available to the Company for long-term debt with similar terms and maturities, the carrying amounts approximate the fair value of such financial instruments.

ACCRUED LIABILITIES
Accrued liabilities are as follows:
                                                  SEPTEMBER 30,
                                               2000           1999

Employee compensation                       $ 5,183,000   $ 6,627,000
Self-insurance reserves                       7,600,000     5,319,000
Taxes other than income                       1,831,000     1,584,000
Provision for container returns and repairs     228,000     1,566,000
Environmental reserves                        1,500,000     1,250,000
Professional fees                             1,291,000       540,000
Other                                         1,882,000     1,782,000
                                            $19,515,000   $18,668,000

SHAREHOLDERS' EQUITY
Changes in the components of shareholders' equity are as follows (in thousands):

                           $1 Par
                           Value   Additional Retained     Total
                           Common   Paid-In   Earnings  Shareholders'
                           Stock    Capital   (Deficit)   Equity
Balance at
  October 1, 1997          $8,778   $10,532   $ 38,247    $57,557
Net loss                                        (2,013)    (2,013)
Exercise of stock options      31        65                    96

Balance at
  September 30, 1998        8,809    10,597     36,234     55,640
Net loss                                       (16,067)   (16,067)
Exercise of stock options       5         7                    12
Other                                    16                    16

Balance at
  September 30, 1999        8,814    10,620     20,167     39,601
Net loss                                       (36,993)   (36,993)

Balance at
  September 30, 2000       $8,814   $10,620   $(16,826)   $ 2,608

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

On December 14, 1998, the Company granted an exemption from its Rights Agreement to Alpine Capital, L.P. ("Alpine") and the Anne T. and Robert
M. Bass Foundation (the "Foundation"), acting as a group, with respect to purchases of the Company's common stock up to 23% of the amount outstanding. Prior to granting the exemption, Alpine and the Foundation collectively owned 19.7% of the outstanding common stock. The current threshold for a triggering event under the Rights Agreement is 20%. The exemption was granted due to a request made by representatives of Alpine and the Foundation, who reaffirmed at that time that their acquisitions of the Company's common stock were for investment purposes only.

Under the terms of the credit agreement, the Company's subsidiaries may not make equity distributions to the Company of their net earnings.

OTHER EXPENSE (INCOME), NET
Other expense (income), net at September 30 consisted of the following:

                                   2000        1999        1998

Gain on sale of equipment, net  $ (135,000) $  (562,000) $(1,518,000)
Impairment losses                2,359,000    1,093,000        -
Insurance recovery related to
 terminal fire                       -       (1,455,000)       -
Miscellaneous                       23,000     (153,000)       -
                                $2,247,000  $(1,077,000) $(1,518,000)

Other expense (income), net for 2000 includes an impairment charge of $2,203,000 related to the write-down to their respective fair values of two Company-owned locations that were sold during the year. Also included in 2000 is an impairment charge of $156,000 related to the write-down to its estimated fair value of an additional Company-owned property that is being held for sale as of September 30, 2000 (see Note "Property Held for Sale"). In addition, 1999 includes $680,000 of impairment charges related to Company-owned facilities that were held for sale at September 30, 1999 and subsequently sold in 2000, as well as $413,000 related to the write-down of certain van trailers that are no longer used in the business of the Company.

STOCK OPTION PLANS
Under the Company's stock option plans, options to purchase common stock of the Company may be granted to officers and key employees at not less than 100% of the fair market value at the date of grant. Generally, options granted vest ratably over a six-year period and have a maximum life of eight years.

The Company accounts for these plans under APB No. 25. Accordingly, no compensation cost has been recognized. Had compensation cost for these plans been determined consistent with SFAS No. 123, the Company's pro forma net loss for 2000, 1999 and 1998 would have been increased to $37,563,000 ($4.26 loss per diluted share), $16,684,000 ($1.89 loss per diluted share) and $2,583,000 ($.29 loss per diluted share), respectively. Because the SFAS 123 method of accounting has not been applied to options granted prior to October 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

As of September 30, stock option activity under the Company's plans is as follows:

                        2000              1999             1998
                            Weighted         Weighted        Weighted
                            Average          Average         Average
                            Exercise         Exercise        Exercise
                  Shares     Price   Shares   Price   Shares   Price
Outstanding at
 beginning
 of year            889,678  $7.58   934,278  $7.61   805,594  $7.10
Granted             477,000   3.83    25,000   5.50   177,000   8.88
Exercised              -       -      (4,800)  2.42   (31,485)  3.05
Expired or
 canceled          (243,899)  6.76   (64,800)  7.72   (16,831)  4.60

Outstanding at
 September 30     1,122,779  $6.16   889,678  $7.58   934,278  $7.61

Exercisable at
 September 30       492,295  $7.43   505,459  $7.50   387,773  $7.40

The weighted average fair value of options granted during 2000, 1999 and 1998 was $2.08, $2.48 and $2.60, respectively. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for 2000, 1999 and 1998, respectively: risk-free interest rates of 5.9%, 6.2% and 4.4%; dividend yields of 0% for all years; expected volatility of .43, .28 and .30 and a weighted average expected life of seven years for each of the three years.













The following table summarizes information regarding stock options outstanding and exercisable at September 30, 2000:

                      Options Outstanding       Options Exercisable
                             Weighted
                             Average   Weighted              Weighted
Range of                    Remaining  Average               Average
Exercise         Number    Contractual Exercise    Number    Exercise
 Prices        Outstanding    Life      Price    Exercisable  Price

    $1.94         12,000     7.6 yrs.   $1.94          -        -
$3.88 - $5.50    437,500     7.2 yrs.   $3.97        22,166   $4.18
$6.38 - $8.88    673,279     3.1 yrs.   $7.66       470,129   $7.58

At September 30, 2000, a total of 212,500 shares of common stock was available for future grants.

LEASE COMMITMENTS
The Company leases certain of its transportation service and administrative facilities, office space and transportation equipment. These leases are classified as operating leases and expire on various dates during the next seven years. Minimum future payments required under operating leases having non-cancelable terms in excess of one year as of September 30 are considered in the lease commitments.

Total rent expense incurred under operating leases for the fiscal years ended September 30, 2000, 1999 and 1998 amounted to $14,337,000,
$12,686,000 and $16,306,000, respectively.

Minimum future payments are as follows:

YEAR ENDING SEPTEMBER 30,
2001                                       $ 6,199,000
2002                                         4,452,000
2003                                         3,751,000
2004                                         2,400,000
2005                                         1,133,000
Later years                                     50,000
Total minimum payments required            $17,985,000

INCOME TAXES
The tax benefits for the three years are comprised as follows:

                                    YEAR ENDED SEPTEMBER 30,
                                2000          1999          1998

Current:     Federal         $     -     $ (1,978,000)  $ 1,501,000
             State                 -         (863,000)      413,000
Deferred:    Federal          (803,000)    (6,717,000)   (3,002,000)
             State             278,000       (894,000)     (578,000)
Total income tax benefit     $(525,000)  $(10,452,000)  $(1,666,000)




A reconciliation of the tax benefits for the three years with amounts calculated by applying the statutory federal income tax rate for those years to loss from continuing operations before income tax benefit is as follows:

                                     YEAR ENDED SEPTEMBER 30,
                               2000            1999          1998

Federal benefit            $(13,219,000)  $ (9,770,000)  $(1,778,000)
State tax benefit, net
 of federal benefit          (2,044,000)    (1,143,000)     (107,000)
Non-deductible business
 expenses                       264,000        330,000       305,000
Other                            26,000        131,000       (86,000)
Valuation allowance          14,448,000         -             -
Total income tax benefit   $   (525,000)  $(10,452,000)  $(1,666,000)

The tax effect of temporary differences which comprise the current and non-current deferred income tax amounts shown on the balance sheet are as follows:
                                              SEPTEMBER 30,
                                           2000           1999

Depreciation                          $(12,424,000)   $(11,843,000)
Expenses deductible when paid,
 primarily insurance reserves           12,102,000       6,749,000
Net operating loss carryforward         14,675,000       4,123,000
Other                                       95,000         (47,000)
Valuation allowance                    (14,448,000)         -
Deferred income taxes, net            $     -         $ (1,018,000)

At September 30, 2000, the Company had a net operating loss carryforward of $35,144,000 for federal income tax purposes which expires through 2020. Management believes that it is more likely than not that the results of future operations will not generate sufficient taxable income to realize the deferred tax assets; therefore, a valuation allowance of $14,448,000 has been recorded.

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






The following table sets forth the funded status and the amount recognized in the Company's balance sheet for the plans:

                                                   SEPTEMBER 30,
                                                2000         1999
Change in benefit obligation:
Benefit obligation at beginning of year     $17,434,000  $12,595,000
Service cost                                  1,322,000      667,000
Interest cost                                 1,440,000      921,000
Amendments                                      895,000       -
Actuarial (gain) loss                        (1,141,000)  (2,021,000)
Acquisition                                       -        5,597,000
Benefits paid                                  (448,000)    (325,000)
Benefit obligation at end of year            19,502,000   17,434,000

Change in plan assets:
Fair value of plan assets at
 beginning of year                           26,851,000   13,419,000
Actual return on plan assets                 13,326,000    8,037,000
Acquisition                                      -         5,720,000
Benefits paid                                  (448,000)    (325,000)
Fair value of plan assets at end of year     39,729,000   26,851,000

Funded status                                20,227,000    9,417,000
Unrecognized net gain                       (21,761,000) (10,994,000)
Unrecognized prior service cost                 898,000       76,000
Unrecognized overfunding at adoption             -           (16,000)
Accrued pension cost                        $  (636,000) $(1,517,000)

Discount rate                                    8.5%         8.5%
Assumed rate of compensation increase            5.0%         5.0%
Expected long-term rate of return                9.5%         9.5%

The amendments made to the plans in 2000 reflect changes in benefits payable upon early retirement.

At September 30, 2000, the assets of the pension plans were invested 70% in equity securities and 25% in fixed income securities and the balance in other short-term interest bearing accounts.

The components of net periodic pension cost are as follows:

                                     YEAR ENDED SEPTEMBER 30,
                                   2000        1999         1998

Service cost                   $ 1,322,000   $  667,000   $  575,000
Interest cost                    1,440,000      921,000      783,000
Expected return on plan assets  (2,527,000)  (1,258,000)  (1,057,000)
Net amortization and deferral   (1,115,000)     (16,000)    (160,000)
Net periodic pension cost      $  (880,000)  $  314,000   $  141,000

The Company expensed payments to multi-employer pension plans required by collective bargaining agreements of $3,455,000 in 2000, $3,615,000 in 1999 and $3,859,000 in 1998. The actuarial present value of accumulated plan benefits and net assets available for benefits to employees under these plans are not available.

The Company also maintains a defined contribution 401(k) plan which permits participation by substantially all employees not represented under a collective bargaining agreement. In connection with the plan, the Company's matching contribution charged to expense was $17,000 in 2000, $11,000 in 1999 and $12,000 in 1998.

TRANSACTIONS WITH RELATED PARTIES
Certain directors and officers of the Company are also directors and officers of Rollins Truck Leasing Corp.

The Company purchased materials, administrative services and rented office space from Rollins Truck Leasing Corp., its subsidiaries and affiliates. The aggregate cost of these materials, services and rents, which have been included in operating expenses or selling and administrative expenses, as appropriate, in the Consolidated Statement of Operations, was $3,517,000 in 2000, $4,093,000 in 1999
and $4,401,000 in 1998.

The Company paid insurance premiums of $360,000, $975,000 and $791,000 in 2000, 1999 and 1998, respectively, to Transrisk Limited, a wholly owned subsidiary of Rollins Truck Leasing Corp., for various insurable risks. A substantial portion of these risks were ceded to a non-affiliated reinsurance company.

An officer of the Company is the trustee of an employee benefits trust, which provided certain insurance and health care benefits to employees of the Company. Contributions to the trust, which were charged to operating or selling and administrative expenses, as appropriate, were $1,184,000 in 1999 and $2,302,000 in 1998.
Effective for dates of service on or after January 1, 1999, the Company replaced the benefit program formerly provided by the employee benefits trust with a third-party administrator that now provides healthcare benefits and certain insurance coverage.

During fiscal year 2000, Matlack received warrants to purchase up to 10% of the stock of Bulklogix, Inc. In conjunction with the start-up of this e-commerce supply chain initiative marketed to Matlack's customer base, Matlack incurred expenses of approximately $45,000. The President and CEO of the Company is the majority shareholder of Bulklogix, Inc. The Avicon Group is a shareholder in Bulklogix, Inc. and provided consulting services of $437,000 to Matlack in connection with the implementation of transportation management and equipment maintenance systems during fiscal year 2000.

Matlack paid Technology Solutions Company ("TSC") a total of
$1,014,000 for consulting services to evaluate the Company's information systems, develop a plan to replace those systems and assist in the implementation of financial information systems during fiscal year 2000. A former principal of TSC is the brother of the President and CEO.

In the opinion of management of the Company, the foregoing transactions were effected at rates that approximate those the Company would have realized or incurred had such transactions been effected with independent third parties.

COMMITMENTS AND CONTINGENCIES
Environmental Matters
In the normal course of its business, Matlack is subject to numerous state and federal environmental laws and regulations and also is exposed to the cost and risk of transporting and handling materials and wastes characterized as hazardous by various regulatory agencies. Matlack has received notices from the United States Environmental Protection Agency ("EPA") and others indicating that it is a potentially responsible party ("PRP") with respect to the cleanup of hazardous wastes at several waste disposal sites. Matlack has been named as a defendant in several lawsuits brought under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") for recovery of costs associated with the cleanup of waste disposal sites. Matlack is not the owner or lessor of any of these sites, many of which have several hundred PRPs. Because Matlack is only one of many smaller or deminimis PRPs or defendants at these sites, it is not actively involved in considering alternative methods of remediation as it relates to cleanup or preventive measures at such sites and is unable to quantify the total estimated recovery costs. In addition, Matlack has responded to various governmental requests, principally those of the EPA pursuant to CERCLA, for information with respect to possible disposition of waste materials attributable to it at various waste disposal sites. The Company is unable to conclude that its ultimate liability at these sites will not be material.

Where losses are probable, provision has been made based on available information with respect to the estimated cost of all such claims. In determining the Company's liability with respect to such claims, consideration is given to the total cost to remediate the site, the Company's contribution of waste at the site, the participation of other responsible parties and all other relevant circumstances of the claim. All claims and litigations are reviewed to determine the likelihood that their ultimate resolution would have a material adverse effect upon the Company.

For the four owned sites at which the Company currently is investigating and remediating environmental contamination, as of September 30, 2000 it had expended a total of $4,216,000 since inception. During fiscal 2000, the Company entered into settlement agreements with several insurance companies in which the Company sought coverage for environmental costs associated with certain Company-owned sites and received gross proceeds of $10,100,000. In connection with the environmental settlement negotiations, the Company incurred legal fees of $2,300,000 and assigned $1,800,000 of the proceeds to the purchasers of one of the sites included in the settlement.

At September 30, 2000, the Company had a total environmental reserve of $7,753,000. Management believes that this reserve is adequate to cover all known environmental exposures based on current information available. However, since the investigations are at relatively early stages, it is not possible at this time to predict what the ultimate potential additional environmental-related costs may aggregate over the next several years, however, such amounts could be material.

Litigation
During the fourth quarter of fiscal 1998, a judgment of $950,000 was entered against the Company in connection with rent allegedly owed under an expired lease for a terminal previously operated by the Company in Woodbridge, New Jersey. The $950,000 judgment was based on a finding by the trial court that the Company was responsible for double the fair market rent of the facility as a tenant willfully holding over after the expiration of the lease term. An appellate court has vacated this judgment and remanded the matter to the trial level for further hearings to determine if the Company is liable for rent as a holdover tenant and, if so, what the fair market rent should be. The Company paid rent pursuant to the terms of the expired lease during the period in controversy and the landlord negotiated the rent payments. The Company believes that it has viable defenses to the landlord's demand for additional rent and intends to vigorously contest this matter. The Company has provided for an estimate of the liability associated with this proceeding, which amount is included in accrued liabilities.

There are various claims and legal actions pending against the Company that are insured under the Company's public liability and workers' compensation policies relating to incidents arising out of the Company's bulk trucking, cleaning and intermodal businesses. In the opinion of management, based on the advice of in-house counsel, the reserves established for these claims and actions are adequate. However, the ultimate resolution of these claims and actions may be material.

There are various other non-insured claims and legal actions pending against the Company relating to employment or contract issues. In the opinion of management, based on the advice of in-house counsel, the likelihood that the ultimate resolution of these claims and actions will be material is remote.

INVOLUNTARY CONVERSION OF ASSETS
On March 6, 1998, the Company experienced a fire at its Toledo, Ohio terminal that destroyed the Company's truck cleaning facility. The Company carries both property damage and business interruption insurance to provide protection in such situations. On August 25, 1999, the Company settled with its insurance carrier and agreed that the aggregate loss which included business interruption coverage amounted to $1,859,000. Accordingly, the Company included $301,000 in operating earnings with the balance of $1,455,000, net of a deductible and the carrying value of the damaged property, being recorded in other income. At September 30, 1999, a receivable of $301,000, representing the final payment due under the settlement, was included in accounts receivable. This amount was subsequently collected in November 1999.

DISCONTINUED OPERATION
In November 2000, Matlack Leasing Corporation sold substantially all of its assets for $12,000,000 and realized a loss on disposal of $1,593,000. These assets consisted principally of International Standards Organization (ISO) tank containers, tank trailers, customer leases and a container lease management agreement. The assets were sold to Matlack Leasing, LLC, an unaffiliated Pennsylvania limited liability company, whose majority owner was an officer, who resigned his position at and as of the transaction closing, of Matlack Leasing Corporation prior to the transaction. Of the total proceeds received, $2,256,000 relating to an equipment financing obligation and $8,616,000 relating to the bank credit agreement were remitted to the banks as mandatory prepayments as described in the Note "Long-Term Debt." An additional $675,000 was set aside in various escrow accounts pending resolution of certain matters addressed in the sales agreement. The remaining $453,000 of proceeds was used to finance a portion of the Company's operations during the first fiscal quarter of 2001. As a result of this transaction, the leasing segment has been reported as a discontinued operation and previously reported financial statements have been restated. A portion of consolidated interest expense has been allocated to the discontinued operation based on the ratio of revenues discontinued to the sum of total revenues. This amount does not exceed the amount that would be determined if the allocation were based on the ratio of net assets discontinued to the sum of total net assets of the consolidated enterprise plus consolidated debt. Income taxes have been calculated based on the statutory rates in effect. Summarized financial information for the discontinued operation is as follows:

                                      YEAR ENDED SEPTEMBER 30,
                                   2000         1999         1998

Revenues                         $7,588,000   $8,021,000   $6,371,000

Operating earnings (a)            2,442,000    2,617,000    2,643,000
Interest expense                    433,000      314,000      323,000
Income taxes                        809,000      908,000      918,000
Earnings from discontinued
 operation before loss on
 disposal of segment assets       1,200,000    1,395,000    1,402,000
Loss on disposal of segment
 assets (net of tax benefit
 of $641,000)                       952,000        -            -
Earnings from discontinued
 operation                       $  248,000   $1,395,000   $1,402,000

(a) Includes depreciation expense of $1,912,000, $1,331,000 and $891,000, provisions for doubtful accounts of $385,000, $8,000 and $6,000, as well as net gains on the sale of equipment of $634,000, $76,000 and $231,000 for 2000, 1999 and 1998,
    respectively.

                                            AS OF SEPTEMBER 30,
                                             2000          1999

Current assets                           $ 1,382,000   $ 1,986,000
Property and equipment                    12,571,000    14,238,000
Other assets                                  28,000        38,000
Net assets of discontinued operation
 before provision to reduce to net
 realizable value                         13,981,000   $16,262,000
Net realizable value provision            (1,593,000)
Net realizable value of discontinued
 operation                               $12,388,000


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On June 8, 2000, the Company filed with the Securities and Exchange Commission a report on Form 8-K wherein, under Item 4, a change in the Company's certifying accountant was reported substantially as follows:

A. On June 1, 2000, KPMG LLP resigned as the Company's independent auditor. During the fiscal years ended September 30, 1999 and 1998 and the subsequent interim period ended June 1, 2000 that KPMG LLP served as independent auditor, there have been no disagreements on any matter of accounting principles or practices, financial statement disclosures, or auditing scope or procedure, except as noted herein.

B. KPMG LLP's report on the financial statements of the Company for the years ending September 30, 1998 and 1999 did not contain an adverse opinion or disclaimer of opinion, nor was it qualified or modified as to uncertainty, scope of audit, or accounting principles.

C. KPMG LLP had a disagreement with the Company regarding its decision to record an impairment charge of $3,115,000 in the second fiscal quarter of 2000 related to the Company's existing transportation management software system, as reported in the Company's unaudited interim financial statement on Form 10-Q for the three- and six-month periods ended March 31, 2000. KPMG LLP discussed this matter with the Company's Audit Committee during two separate audit committee meetings.

    KPMG LLP set forth its position in a letter dated May 26, 2000 as follows:

    "In our discussions during the review of the unaudited quarterly data for the 2nd quarter, management represented that the ongoing operational needs of the Company do not require continued use of this asset. However, management also represented that the software will continue to be used until the replacement software is implemented in the 1st or 2nd quarter of fiscal 2001. Based on these representations, it is our opinion that the TSA software constitutes an asset held in use, as defined by SFAS No. 121, and that until the TSA software ceases to be used, the Company should continue to re-evaluate the asset's future useful life and amortize the unamortized cost of the asset over such periods. Further, KPMG is of the opinion that under generally accepted accounting principles the Company's determination that the TSA software system no longer supports the Company's operational needs and, therefore, has no future useful service potential is insufficient to support the write-off of the asset in the March 31, 2000 quarter."

    As reported in the Company's Form 10-Q for the three- and six-month periods ending March 31, 2000, the Company determined that this system no longer supports the Company's operational needs and, therefore, has no future useful service potential.
    The ongoing operational needs of the Company do not require continued use of this asset. A substantial portion of this system has never been implemented and used operationally. As a consequence, for accounting purposes, the Company determined in the second fiscal quarter to treat the entire system as if it has been abandoned and that the fair value of the asset is zero. During the second fiscal quarter, the small portion of this transportation system that had been implemented was determined to
    be unstable and, therefore, unreliable.   Information and data
    generated by this system initially required and continues to require complete manual verification. As a result of this situation, the Company has purchased new transportation management software, which currently is being implemented with completion expected during the first or second quarter of fiscal 2001.

D. The Company requested KPMG LLP to furnish it a letter addressed to the Commission stating whether it agreed with the above statements. A copy of that letter, dated June 8, 2000, was filed as Exhibit 16 to the Form 8-K and also is filed as Exhibit 16 to this Form 10-K.

E. In connection with the audit of fiscal year 1998, KPMG LLP communicated with the Company's Audit Committee on January 28, 1999 that there were material weaknesses in connection with the Company's internal controls. In connection with the audit of fiscal year 1999, KPMG LLP communicated with the Company's Audit Committee on December 22, 1999 that there were material weaknesses in connection with the Company's internal controls. The above weaknesses related principally to turnover of experienced and qualified accounting personnel and inadequate documentation of certain transactions.

F. The Audit Committee of the Company then commenced a search for new independent accountants. The Company authorized KPMG LLP to respond fully to any inquiries which may be made by the successor accountant concerning the subject matter of this filing.

On June 29, 2000, the firm of Ernst & Young LLP was engaged as the principal accountant to audit the Company's consolidated financial statements for the fiscal year ended September 30, 2000.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Directors and Executive Officers of the Registrant. As of October 31, 2000, the Directors and Executive Officers of the registrant were:

          NAME              POSITION                AGE     TERM OF
OFFICE
Patrick J. Bagley         Vice President-Finance   53   7/88 to date
                          and Treasurer

Klaus M. Belohoubek       Vice President-          41   7/99 to 1/01
                          General Counsel and
                          Secretary

Michael B. Kinnard        President and            42   7/99 to date
                          Chief Executive Officer       1/00 to date

John W. Rollins, Jr       Chairman of the Board    58   7/88 to date

Henry B. Tippie           Chairman of the          73   1988 to date
                          Executive Committee

William B. Philipbar, Jr. Director                 75   1993 to date

William L. Medford, Jr.   Director                 58   2000 to date

Klaus M. Belohoubek was Vice President-General Counsel and Secretary to the Company since 1999 and was Assistant General Counsel from 1990 to 1999. Mr. Belohoubek also serves as Vice President-General
Counsel and Secretary to Rollins Truck Leasing Corp. and Vice
President-General Counsel to Dover Downs Entertainment, Inc.

Effective January 22, 2001, Mr. Belohoubek resigned his position as Vice President-General Counsel and Secretary to the Company.

The Company's Executive Officers are elected for the ensuing year and until their successors are elected.

BOARD OF DIRECTORS AND BOARD COMMITTEES
The Board of Directors held four regularly scheduled meetings and one special meeting during fiscal year 2000. All members of the Board attended all of the meetings held.

Audit Committee. The Audit Committee consists of William B. Philipbar, Jr., Chairman, Henry B. Tippie and William L. Medford, Jr. The Audit Committee held seven meetings during the last fiscal year. The
Committee's functions are described under the caption "Report of the Audit Committee."

Executive Committee. The Executive Committee consists of Henry B. Tippie, Chairman, and John W. Rollins, Jr. The Executive Committee held seven meetings during the last fiscal year. The Executive Committee has the power to exercise all of the powers and authority of the Board of Directors in the management of the business and affairs of the Company in accordance with the provisions of the by-laws of the Company.

Compensation and Stock Option Committee. The Compensation and Stock Option Committee consists of two non-employee directors: Henry B. Tippie, Chairman, and William B. Philipbar, Jr. Neither participates in any Company stock option plan. The Compensation and Stock Option Committee held two meetings during the last fiscal year. The Committee establishes compensation and benefits for the Company's directors, officers and key employees and administers the Company's outstanding Stock Option Plans including the granting of options to various employees of the Company and its subsidiaries.

The Company does not have a nominating committee of the Board of Directors.

REPORT OF THE AUDIT COMMITTEE
The Audit Committee of the Board of Directors is established pursuant to the Company's By-laws revised on July 17, 2000 and the Audit
Committee Charter adopted by the Board of Directors on April 27, 2000. A copy of the Audit Committee Charter is attached to this Form 10-K as
Exhibit 99.

Management is responsible for the Company's internal controls and the financial reporting process. The Company's independent auditors are responsible for performing an independent audit of the Company's consolidated financial statements in accordance with auditing standards generally accepted in the United States of America and for issuing a report thereon. The Audit Committee's responsibility is generally to monitor and oversee these processes, as described in the Audit Committee Charter.

Each member of the Audit Committee is independent in the judgment of the Company's Board of Directors.

With respect to the year ended September 30, 2000, in addition to its other work, the Audit Committee:

  - Reviewed and discussed with the Company's management and the independent auditors the audited financial statements of the Company as of September 30, 2000 and for the year then ended;

  - Discussed with the independent auditors the matters required to be discussed by auditing standards generally accepted in the United States of America; and

  - Received from the independent auditors written affirmation of their independence required by Independence Standards Board Standard No. 1 and discussed with the auditors the firm's independence.
Based upon the review and discussions referred to above, the Committee recommended to the Board of Directors that the audited financial statements of the Company, as of September 30, 2000 and for the year then ended, be included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2000 for filing with the Securities and Exchange Commission.

                           Audit Committee
                 William B. Philipbar, Jr., Chairman
                           Henry B. Tippie
                      William L. Medford, Jr.

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT
Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors and persons who own more than ten percent of a registered class of the Company's equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission ("SEC"). Officers, directors and greater than ten percent shareholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.

Based on its review of the copies of such forms received by it, the Company believes that during its fiscal year ended 2000 all filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were complied with, except as follows:
Michael B. Kinnard filed a late Form 4 regarding a purchase of Common
Stock.

ITEM 11.    EXECUTIVE COMPENSATION.
            REPORT OF THE COMPENSATION AND STOCK OPTION COMMITTEE OF THE BOARD OF DIRECTORS ON EXECUTIVE COMPENSATION

During fiscal year 2000, the members of the Compensation and Stock Option Committee of the Board of Directors held primary responsibility for determining executive compensation levels.

The Company is engaged in a highly competitive industry. As a consequence, the Company views its ability to attract and retain qualified executives as the cornerstone of its future success. In order to accomplish this objective, the Company has endeavored to structure its executive compensation in a fashion that takes into account the Company's operating performance and the individual performance of the executive.

Of necessity, this analysis is subjective in nature and not based upon a structured formula. The factors referred to above are not weighted in an exact fashion.

Pursuant to the above compensation philosophy, the total annual compensation of executive officers of the Company is made up of one or more of three elements. The three elements are salary, an annual incentive and, in some years, grants of stock options.

The salary of each executive officer is determined by the Compensation and Stock Option Committee. As previously stated, in making its determinations the Committee gives consideration to the Company's operating performance for the prior fiscal year and the individual executive's performance.

The annual incentive compensation package for executive officers is developed by the Chief Executive Officer of the Company prior to the end of each fiscal year. It is based upon a performance formula for the ensuing fiscal year. That performance formula and incentive package is then reviewed by the Committee and is either accepted, amended or modified. None of the members of the Board of Directors or the Committee participate in the incentive program.

Awards under the Company's Stock Option Plans are purely discretionary, are not based upon any specific formula, and may or may not be granted in any given fiscal year. When considering the grant of stock options, the Committee gives consideration to the overall performance of the Company and the performance of individual employees.

CEO COMPENSATION
The CEO's compensation is determined by the Compensation and Stock Option Committee. As is the case with respect to the Named Executives, the CEO's compensation is based upon the Company's operating performance and his individual performance. The CEO's compensation consists of the same three elements identified above with respect to executive officers: salary; an annual incentive; and, in some years, grants of stock options. The determination of salary and the award of stock options, if any, are subjective and not based upon any specific formula or guidelines. The determination of an annual incentive is based on the amount by which the Company's pre-tax earnings exceed a target established by the Compensation and Stock Option Committee prior to the beginning of the fiscal year. The target is revised annually. The CEO is not a member of the Committee and does not participate in the deliberations of the Committee when his salary or incentive is determined.

               Compensation and Stock Option Committee
                      Henry B. Tippie, Chairman
                      William B. Philipbar, Jr.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION
The following directors serve on the Company's Compensation and Stock Option Committee: Henry B. Tippie and William B. Philipbar, Jr. Henry
B. Tippie is Chairman of the Board of Dover Downs Entertainment, Inc. and serves on its Compensation and Stock Option Committee. Mr. Tippie is also Chairman of the Board of Rollins Truck Leasing Corp. Patrick
J. Bagley serves on the Compensation and Stock Option Committee of Dover Downs Entertainment, Inc. John W. Rollins, Jr. and Patrick J. Bagley are directors of Dover Downs Entertainment, Inc. and executive officers of Rollins Truck Leasing Corp.


EXECUTIVE COMPENSATION
Shown below is information concerning the annual compensation for services in all capacities to the Company for the fiscal years ended September 30, 1998, 1999 and 2000, of those persons who were, at September 30, 2000, (i) the Chief Executive Officer and (ii) the other most highly compensated executive officers of the Company whose total annual salary exceeded $100,000 (the
"Named Executives"):

SUMMARY COMPENSATION TABLE
                                                            Long Term Compensation
                                  Annual Compensation             Awards      Payouts


                                                  Other    Restricted   Stock
                                                  Annual      Stock     Options   LTIP   Compen-
    Name and                     Salary   Bonus   Comp. (2)  Awards     SARs   Payouts  sation
Principal Position     Year (1)   ($)      ($)      ($)        ($)        #      $        $
Michael B. Kinnard     2000     260,950   45,000     -         -0-     18,000   -0-      -0-
President and Chief
Executive Officer (4)

John W. Rollins, Jr.   2000      60,000     -0-      -         -0-     18,000   -0-      -0-
Chairman and Former    1999      60,000     -0-      -         -0-       -0-    -0-      -0-
Chief Executive
Officer (5)



(1)  Fiscal years ending September 30.
(2)  The only type of Other Annual Compensation for each of the named officers was in the form of perquisites and was less than the level required for reporting.
(3)  No awards have ever been made.
(4)  Elected President on July 29, 1999 and Chief Executive Officer on January 27, 2000.
(5)  Chairman of the Board since 1989; Chief Executive Officer from July 29, 1999 to January 27,
     2000.



OPTION AND STOCK APPRECIATION RIGHTS GRANTS IN LAST FISCAL YEAR
The following table sets forth stock options granted in the fiscal year ending September 30, 2000 to each of the Company's Named Executives. Employees of the Company and its subsidiaries are eligible for stock option grants based on individual performance. The Company did not issue any stock appreciation rights. The table also sets forth the hypothetical gains that would exist for the options at the end of their eight-year terms, assuming compound rates of stock appreciation of 0%, 5% and 10%. The actual future value of the options will depend on the market value of the
Company's Common Stock. All option exercise prices are based on the market price on the grant date.

                               Individual Grants (1)

                              % of Total
                                Options                        Potential Realizable Value
                              Granted to                       at Assumed Annual Rates of
                      Options  Employees  Exercise             Stock Price Appreciation for
                      Granted  in Fiscal   Price    Expiration        Option Term (2)
     Name               (#)      Year      ($/Sh)      Date      0%       5%         10%

Michael B. Kinnard    18,000     3.77%     $3.875     12/2/07    -    $ 33,303   $   79,765
John W. Rollins, Jr.  18,000     3.77%     $3.875     12/2/07    -    $ 33,303   $   79,765
All employees as
 a group (3)         477,000   100.00%     $3.875     12/2/07    -    $871,426   $2,087,193
                                              to         to
                                           $1.9375    4/25/08

(1)  Options for the Named Executive were granted on December 3, 1999.
(2)  These amounts, based on assumed appreciation rates of 0% and the 5% and 10% rates prescribed by the Securities and Exchange Commission rules, are not intended to forecast possible future appreciation, if any, of the Company's stock price. These numbers do not take into account certain provisions of options providing for termination of the option following termination of employment, nontransferability or phased-in vesting.
(3)  Based on 465,000 options granted on December 3, 1999 at an exercise price of $3.875 per share and 12,000 options granted on April 26, 2000 at an exercise price of $1.9375 per share.





AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION/SAR VALUES
There were no Option Exercises by the Named Executives during Fiscal Year 2000.  The following table summarizes the value of the options held by the Company's Named Executives as of September
30, 2000.  The Company has not granted and does not have any Stock Appreciation Rights outstanding.
                                                                         Value of Unexercised
                        Shares     Value      Number of Unexercised          In-the-Money
                     Acquired on  Realized    Options at FY-End (#)      Options at FY-End (#)
      Name (1)        Exercise #    $ (2)   Exercisable/Unexercisable  Exercisable/Unexercisable

Michael B. Kinnard      - 0 -       - 0 -         23,298 / 48,117          - 0 - / - 0 -
John W. Rollins, Jr.    - 0 -       - 0 -         69,000 /  - 0 -          - 0 - / - 0 -


(1)  Fair market value of underlying security at exercise date less the exercise price.

(2)  The value of the Company's common stock on September 29, 2000 was $1.25 per share.

LONG-TERM INCENTIVE PLAN AWARDS IN LAST FISCAL YEAR
There were no Long-Term Incentive Plan awards to the Named Executives during fiscal year 2000.

DEFINED BENEFIT PLANS
Pension Plans
The Company's Pension Plan is a non-contributory qualified employee defined benefit plan. All full-time employees of the Company (except certain employees covered by collective bargaining agreements) are eligible to participate in the Pension Plan. Retirement benefits are equal to the sum of 1.35% of earnings up to covered compensation, as that term is defined in the Plan, and 1.7% of earnings above covered compensation. Pensionable earnings includes regular salaries or wages, commissions, bonuses, overtime earnings and short-term disability income protection benefits.

Retirement benefits are not subject to any reduction for Social
Security benefits or other offset amounts. An employee's benefits may be paid in certain alternative forms having actuarially equivalent values. Retirement benefits are fully vested at the completion of five years of credited service or, if earlier, upon reaching age 55. The maximum annual benefit under a qualified pension plan is currently
$135,000 beginning at the Social Security retirement age (currently age
65).

The Company maintains a non-qualified, defined benefit plan, called the Excess Benefit Plan, which covers those participants of the Pension
Plan whose benefits are limited by the Internal Revenue Code. A participant in the Excess Benefit Plan is entitled to a benefit equaling the difference between the amount of the benefit payable without limitation and the amount of the benefit payable under the Pension Plan.

Annual pension benefit projections for the Named Executives assume: (a) that the participant remains in the service of the Company until age 65 unless otherwise noted; (b) that the participant's earnings continue at the same rate as paid in the fiscal year ended September 30, 2000 during the remainder of his service until age 65; and (c) that the Plans continue without substantial modification.

The estimated annual benefit at retirement for each of the Named
Executives of the Company is: John W. Rollins, Jr., $14,416 and Michael
B. Kinnard, $113,168.

401(k) Retirement Plan
The Company has a deferred compensation plan pursuant to section 401(k) of the Internal Revenue Code for all its full time employees who have completed ninety (90) days of service. Covered employees may contribute up to 9% of their compensation for each calendar year. In addition, the Company contributes up to an additional 5% of the first
3% of compensation contributed by any covered employee to the plan. An employee's maximum annual contribution to the plan is $10,500. All contributions are funded currently.

DIRECTOR'S COMPENSATION
Directors who are not full-time employees of the Company or any of its subsidiaries are paid an attendance fee of $1,000 for each Board of Directors or committee meeting attended. In addition, the Chairman of the Audit Committee receives $1,000 per fiscal quarter.

COMMON STOCK PERFORMANCE
The following graph reflects a comparison of the cumulative total shareholder return on the Company's common stock with the S&P Composite
500 Index and the S & P Truckers Index, respectively, for the five year period commencing October 1, 1995 through September 30, 2000. The graph assumes that the value of the investment in the Company's common stock and each index was 100 at September 30, 1995 and all dividends were reinvested. The comparisons in this table are required by the Securities and Exchange Commission and, therefore, are not intended to forecast or be necessarily indicative of any future return on the Company's common stock.

                           [CHART OMITTED]

                                  1995  1996  1997  1998  1999  2000

Matlack Systems, Inc.              100    76    82    71    52    13
S&P Truckers Index                 100    77   128    91    77    72
S&P Composite 500 Index            100   120   169   184   236   267
Assumes $100 invested on
  October 1, 1995

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT.
As of October 31, 2000, four persons were known to the Company to own beneficially more than five percent (5%) of the outstanding shares of Common Stock of the Company. The name and address of each such person together with the number of shares so owned and the percentage of outstanding shares that ownership represents and information as to Common Stock ownership of the Named Executives identified in the Summary Compensation Table and the officers and directors of the Company as a group (according to information received by the Company) are set forth below:

                                        Number of Shares      Percent
Title of       Names and Addresses        and Nature of          of
 Class         of Beneficial Owners   Beneficial Ownership(1)  Class

Common    Alpine Capital, L.P., et al
          201 Main Street, Suite 3100
          Fort Worth, TX 76102             2,024,150 (2)       23.0%

Common    Estate of John W. Rollins
          One Rollins Plaza
          Wilmington, DE 19803             1,003,684           11.4%

Common    Dimensional Fund Advisors, Inc.
          1299 Ocean Avenue, Suite 1100
          Santa Monica, CA 90401             688,917 (3)        7.8%

Common    Rollins Properties, Inc.
          One Rollins Plaza
          Wilmington, DE 19803               600,000            6.8%

Common    John W. Rollins, Jr.
          One Rollins Plaza
          Wilmington, DE 19803               181,325 (4)        2.1%

Common    Michael B. Kinnard
          One Rollins Plaza
          Wilmington, DE 19803                 5,000 (5)        0.1%

Common    All Directors and Officers
          as a Group (7 persons)             411,096            4.7%



(1) As to officers and directors, owned directly and of record. The above numbers exclude the following shares of Common Stock subject to options granted under the Company's 1988 and 1995
     Stock Option Plans which the listed beneficial owner has the right to acquire beneficial ownership as specified in Rule 13d of the Securities Exchange Act of 1934: John W. Rollins, Jr.,
     69,000; Michael B. Kinnard, 23,297; and all directors and officers as a group, 123,197 shares.

(2) Includes 1,903,994 shares held by Alpine Capital, L.P., a Texas limited partnership ("Alpine") and 120,156 shares held by The
     Anne T. and Robert M. Bass Foundation, a Texas non-profit corporation ("Foundation"). The two general partners of Alpine are Robert W. Bruce III and Algenpar, Inc. Algenpar, Inc. is a
     Texas corporation controlled by J. Taylor Crandall. Mr. Bruce, through The Robert Bruce Management Co., Inc., shares investment discretion over the shares held by the Foundation with Mr.
     Crandall, Anne T. Bass and Robert M. Bass, who serve as directors of the Foundation.

(3) Dimensional Fund Advisors Inc. ("Dimensional"), an investment advisor registered under Section 203 of the Investment Advisors
     Act of 1940, furnishes investment advice to four investment companies registered under the Investment Company Act of 1940, and serves as investment manager to certain other investment vehicles, including commingled group trusts. (These investment companies and investment vehicles are the "Portfolios"). In its role as investment advisor and investment manager, Dimensional possessed both voting and investment power over 688,917 shares of Matlack Systems stock as of September 30, 2000. The Portfolios own all securities reported in this statement, and Dimensional disclaims beneficial ownership of such securities.

(4) Does not include 44,571* shares held as Co-Trustee and 3,000* shares held by his wife.

(5)  Does not include 600* shares held by his wife as custodian for minor children.
________

* The Messrs. Rollins and Kinnard disclaim any beneficial interest in these holdings.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

During the year ended September 30, 2000, the following officers and/or directors of the Company were also officers and/or directors of Rollins
Truck Leasing Corp.; Patrick J. Bagley, Klaus M. Belohoubek, William B.
Philipbar, Jr., William L. Medford, Jr., John W. Rollins, Jr. and Henry
B. Tippie. The Estate of John W. Rollins owns directly and of record
12.4% of the outstanding shares of Common Stock of Rollins Truck
Leasing Corp. at October 31, 2000. Henry B. Tippie is the executor of the Estate.

The description of transactions between the Company and Rollins Truck
Leasing Corp. appears under the caption "Transactions with Related
Parties" of this 2000 Annual Report on Form 10-K. There were no situations encountered by the Company during fiscal 2000 which required resolution as conflicts of interest.

PART IV

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM
            8-K.

(a) (1)    Financial Statements - The following financial statements
are included under the caption "Financial Statements and
Supplementary Data" in Part II, Item 8 hereof and are incorporated herein by reference:

                                                            PAGE(S)

 Report of Independent Auditors (Ernst & Young LLP)              19

 Independent Auditors' Report (KPMG LLP)                         21

 Consolidated Statement of Operations for the years ended
   September 30, 2000, 1999 and 1998                             22

 Consolidated Balance Sheet at September 30, 2000 and 1999       23

 Consolidated Statement of Cash Flows for the years ended
   September 30, 2000, 1999 and 1998                             24

 Notes to the Consolidated Financial Statements                26-44

(2)  Financial Statement Schedules

 Schedule I - Condensed Financial Information -
     Matlack Systems. Inc. (Parent)

   Balance Sheet at September 30, 2000 and 1999                  60

   Statement of Operations for the years ended September 30,
     2000, 1999 and 1998                                         61

   Statement of Cash Flows for the years ended September 30,
     2000, 1999 and 1998                                         62

   Note to the Financial Statements                              63

 Schedule II - Valuation and Qualifying Accounts for the
   years ended September 30, 2000, 1999 and 1998                 64

Any financial statement schedules otherwise required have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.


(3) Exhibits:
(3)  (a) Articles of Incorporation and By-Laws of Matlack Systems, Inc.
as filed with Registration Statement No. 33-23524 dated August 5, 1988 are incorporated herein by reference.

(3)  (b) By-Laws of Matlack Systems, Inc. as last amended on July 17,
2000.

(4)  (a) Credit Agreement, see Exhibit 10.

     (b) Rights Agreement dated as of June 1, 1999 as filed as an Exhibit to Registration Statement on Form 8-A filed by the Company on June 30, 1999 is incorporated herein by reference.

(10) (a) Credit Agreement dated as of August 19, 1998 between Matlack
(DE), Inc. et al and certain banking institutions named therein with First Union National Bank as agent as filed with the Company's annual report on Form 10-K for the fiscal year ended September 30, 1998 is incorporated herein by reference.

     (b) Amendment No. 1 dated February 12, 1999 to Credit Agreement dated as of August 19, 1998 between Matlack (DE), Inc. et al and certain banking institutions named therein with First Union National
Bank as agent as filed with the Company's annual report on Form 10-K for the fiscal year ended September 30, 1999 is incorporated herein by reference.

     (c) Amendment No. 2 dated August 10, 1999 to Credit Agreement dated as of August 19, 1998 between Matlack (DE), Inc. et al and certain banking institutions named therein with First Union National
Bank as agent as filed with the Company's annual report on Form 10-K for the fiscal year ended September 30, 1999 is incorporated herein by reference.

     (d) Amendment No. 3 dated December 20, 1999 to Credit Agreement dated as of August 19, 1998 between Matlack (DE), Inc. et al and certain banking institutions named therein with First Union National
Bank as agent as filed with the Company's annual report on Form 10-K for the fiscal year ended September 30, 1999 is incorporated herein by reference.

     (e)  Fourth Amendment dated October 9, 2000 between Matlack (DE),
Inc. et al and certain banking institutions named therein with First
Union National Bank as agent.

     (f) Security Agreement-Accounts dated August 3, 1999 between
Matlack (DE), Inc. et al and certain banking institutions named therein with First Union National Bank as agent as filed with the Company's annual report on Form 10-K for the fiscal year ended September 30, 1999 is incorporated herein by reference.

     (g) Security Agreement-Assigned Vehicles dated August 3, 1999 between Matlack (DE), Inc. et al and certain banking institutions named therein with First Union National Bank as agent as filed with the Company's annual report on Form 10-K for the fiscal year ended
September 30, 1999 is incorporated herein by reference.

     (h) Security Agreement-Accounts dated September 8, 1999 between
Matlack (DE), Inc. et al and certain banking institutions named therein with First Union National Bank as agent as filed with the Company's annual report on Form 10-K for the fiscal year ended September 30, 1999 is incorporated herein by reference.

     (i) Security Agreement-Assigned Vehicles dated September 8, 1999 between Matlack (DE), Inc. et al and certain banking institutions named therein with First Union National Bank as agent as filed with the Company's annual report on Form 10-K for the fiscal year ended
September 30, 1999 is incorporated herein by reference.

     (j) Matlack Systems, Inc. 1988 Stock Option Plan as filed with
Registration Statement No. 33-23524 dated August 5, 1988 is incorporated herein by reference.

     (k) Matlack Systems, Inc. 1995 Stock Option Plan, as filed with the Company's Proxy Statement for the Annual Meeting of Shareholders held on January 25, 1996, is incorporated herein by reference.

     (l) Matlack Systems, Inc. 1999 Stock Option Plan, as filed with the Company's Proxy Statement for the Annual Meeting of Shareholders held on February 10, 2000, is incorporated herein by reference.

(16) Letter from KPMG LLP dated June 8, 2000 regarding change in certifying accountant.

(21) Matlack Systems, Inc. Subsidiaries at September 30, 2000.

(27) Matlack Systems, Inc. Financial Data Schedule at September 30,
2000

(99) Audit Committee Charter adopted by the Board of Directors on April
27, 2000.

(b) Reports on Form 8-K.
  None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities
Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATED:   February 8, 200l            MATLACK SYSTEMS, INC.
                                     (Registrant)

                                     By:   /s/ Michael B. Kinnard
                                          Michael B. Kinnard
                                          President and
                                          Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

     SIGNATURE                       TITLE                   DATE

/s/Patrick J. Bagley         Director,              February 8, 2001
PATRICK J. BAGLEY            Vice President-Finance
                             and Treasurer,
                             Chief Financial Officer,
                             Chief Accounting Officer

/s/John W. Rollins, Jr.      Director and
JOHN W. ROLLINS, JR.         Chairman of the Board

/s/Henry B. Tippie           Chairman of the        February 8, 2001
HENRY B. TIPPIE              Executive Committee
                             and Director

/s/William B. Philipbar, Jr. Director               February 8, 2001
WILLIAM B. PHILIPBAR, JR.

/s/William L. Medford, Jr.   Director               February 8, 2001
WILLIAM L. MEDFORD, JR.

SCHEDULE I -- CONDENSED FINANCIAL INFORMATION

MATLACK SYSTEMS, INC.
BALANCE SHEET
($000 OMITTED)

                                                 SEPTEMBER 30,

                                                2000       1999

  ASSETS
Current assets
  Cash                                        $  2,212    $     75
  Accounts receivable from subsidiaries            203        -
  Other current assets                               6        -
  Deferred income taxes                           -            171

  Total current assets                           2,421         246
Investments in subsidiaries, at equity*          5,514      42,079

  Total assets                                $  7,935    $ 42,325

  LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Accounts payable                            $     68    $     30
  Accrued liabilities                              268         591

  Total current liabilities                        336         621
Advance from subsidiary*                         4,655       1,520
Other liabilities                                  140         583
Deferred income taxes                              196        -
Shareholders' equity
  Common stock $1 par value,
  24,000,000 shares authorized;
  issued and outstanding:
  2000: 8,814,434; 1999: 8,814,434               8,814       8,814
  Additional paid-in capital                    10,620      10,620
  Retained earnings (deficit)                  (16,826)     20,167

  Total shareholders' equity                     2,608      39,601

  Total liabilities and shareholders' equity  $  7,935    $ 42,325

* Eliminated in consolidation








The Note to the Financial Statements is an integral part of these statements.
SCHEDULE I -- CONDENSED FINANCIAL INFORMATION
(CONTINUED)

MATLACK SYSTEMS, INC.
STATEMENT OF OPERATIONS
($000 OMITTED)

                                       YEAR ENDED SEPTEMBER 30,
                                     2000        1999        1998

Revenues:
  Dividends from subsidiaries        $   -       $    504    $   504
Administrative expenses                   104       1,378        412

Earnings before income taxes
  (benefit)                              (104)       (874)        92
Income taxes (benefit)                    324        (246)      (194)

Net earnings (loss) of Matlack
  Systems, Inc.                          (428)       (628)       286
Equity in undistributed net loss of
  subsidiaries                        (36,565)    (15,439)    (2,299)

Net loss                             $(36,993)   $(16,067)   $(2,013)




























The Note to the Financial Statements is an integral part of these statements.
SCHEDULE I -- CONDENSED FINANCIAL INFORMATION
(CONTINUED)

MATLACK SYSTEMS, INC.
STATEMENT OF CASH FLOWS
($000 OMITTED)

                                          YEAR ENDED SEPTEMBER 30,
                                            2000    1999    1998

Cash flows from operating activities:
 Earnings (loss) prior to equity
   in subsidiaries' undistributed
   earnings (loss)                         $ (428)  $(628)  $ 286
 Adjustments to reconcile earnings
   to net cash provided by
   operating activities:
   Changes in assets and liabilities:
     Accounts receivable                     (203)      1      (1)
     Accounts payable and accrued
     liabilities                             (285)    326    (137)
     Current and deferred income taxes        367     101    (334)
     Other, net                              (449)    614     (50)

   Net cash (used in) provided by
     operating activities                    (998)    414    (236)

 Cash flows from investing activities         -       -       -

 Cash flows from financing activities:
   Exercise of stock options and other        -        28      96
   Capital contribution to subsidiary         -       -      (429)
   Advance from (to) subsidiary             3,135    (476)    100

   Net cash provided by (used in)
     financing activities                   3,135    (448)   (233)

   Net increase (decrease) in cash          2,137     (34)   (469)
   Cash at beginning of year                   75     109     578

   Cash at end of year                     $2,212   $  75   $ 109

Supplemental information:
 Income taxes paid (recovered)             $  (42)  $(324)  $ 140








The Note to the Financial Statements is an integral part of these statements.
SCHEDULE I -- CONDENSED FINANCIAL INFORMATION
(CONTINUED)

MATLACK SYSTEMS, INC.
NOTE TO THE FINANCIAL STATEMENTS

ACCOUNTING POLICIES

The accounting policies of the Company and its subsidiaries are set forth in the Organization and Accounting Policies note in the consolidated financial statements of this 2000 Annual Report on Form
10-K.

The Company's principal source of earnings is dividends paid by its subsidiaries. A credit agreement, to which the Company is a party, restricts payments among the subsidiaries and to the Company. The
Company also realizes cash receipts by assessing subsidiaries for federal taxes on income and expends cash in payment of such taxes on a consolidated basis. Tax assessments are based on the amount of federal income taxes which would be payable (recoverable) by each subsidiary company based on its current year's earnings (loss) reduced by that subsidiary's applicable portion of any consolidated credits utilized currently in the consolidated federal income tax return.

MATLACK SYSTEMS, INC. AND SUBSIDIARIES

SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
($000 OMITTED)

           COLUMN A                      COLUMN B       COLUMN C         COLUMN D   COLUMN E
                                                        ADDITIONS
                                         Balance    Charged                          Balance
                                         at         to Costs                         at
           Description                   Beginning  and to    Charged                End
                                         of         Other     to Other               of
YEAR ENDED SEPTEMBER 30,                 Period     Expenses  Accounts   Deductions  Period

2000: Allowance for doubtful accounts    $ 1,307    $ 5,152   $  48 (1)  $  702 (2)  $ 5,805

1999: Allowance for doubtful accounts    $   660    $ 2,929   $  16 (1)  $2,298 (2)  $ 1,307

1998: Allowance for doubtful accounts    $   576    $   681   $  91 (1)  $  688 (2)  $   660


2000:  Self-insurance reserves           $10,584    $10,145       -      $7,739 (3)  $12,990
       Less:  portion classified
              as current (4)              (5,319)                                     (7,600)
       Non-current insurance reserves    $ 5,265                                     $ 5,390

1999:  Self-insurance reserves           $ 9,311    $ 9,723       -      $8,450 (3)  $10,584
       Less:  portion classified
              as current (4)              (4,296)                                     (5,319)
       Non-current insurance reserves    $ 5,015                                     $ 5,265

1998:  Self-insurance reserves           $ 4,399    $13,019       -      $8,107 (3)  $ 9,311
       Less:  portion classified
              as current (4)              (1,223)                                     (4,296)
       Non-current insurance reserves    $ 3,176                                     $ 5,015

(1) Recoveries.
(2) Bad debt write-offs.
(3) Payments.
(4) Included in accrued liabilities.
                        MATLACK SYSTEMS, INC.

                        Exhibits to Form 10-K

              For Fiscal Year Ended September 30, 2000



Index to Exhibits
(3) Exhibits:
(3)  (a) Articles of Incorporation and By-Laws of Matlack Systems, Inc.
as filed with Registration Statement No. 33-23524 dated August 5, 1988 are incorporated herein by reference.

(3)  (b) By-Laws of Matlack Systems, Inc. as last amended on July 17,
2000.

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

  (e)     Fourth Amendment dated October 9, 2000 between Matlack (DE),
Inc. et al and certain banking institutions named therein with First
Union National Bank as agent.

  (f) Security Agreement-Accounts dated August 3, 1999 between Matlack
(DE), Inc. et al and certain banking institutions named therein with First Union National Bank as agent.

  (g) Security Agreement-Assigned Vehicles dated August 3, 1999 between
Matlack (DE), Inc. et al and certain banking institutions named therein with First Union National Bank as agent.

  (h) Security Agreement-Accounts dated September 8, 1999 between
Matlack (DE), Inc. et al and certain banking institutions named therein with First Union National Bank as agent.

  (i) Security Agreement-Assigned Vehicles dated September 8, 1999 between Matlack (DE), Inc. et al and certain banking institutions named therein with First Union National Bank as agent.

  (j) Matlack Systems, Inc. 1988 Stock Option Plan as filed with
Registration Statement No. 33-23524 dated August 5, 1988 is incorporated herein by reference.

  (k) Matlack Systems, Inc. 1995 Stock Option Plan, as filed with the
Company's Proxy Statement for the Annual Meeting of Shareholders held on January 25, 1996, is incorporated herein by reference.

  (l) Matlack Systems, Inc. 1999 Stock Option Plan, as filed with the
Company's Proxy Statement for the Annual Meeting of Shareholders to be held on February 10, 2000, is incorporated herein by reference.

(16) Letter from KPMG LLP dated June 8, 2000 regarding change in certifying accountant.

(21) Matlack Systems, Inc. Subsidiaries at September 30, 2000.

(27)  Matlack Systems, Inc. Financial Data Schedule at September 30,
2000.

(99) Audit Committee Charter adopted by the Board of Directors on April
27, 2000.

                                                           Exhibit 16


June 8, 2000

Securities and Exchange Commission
Washington, D.C. 20549


Ladies and Gentlemen:

We were previously principal accountants for Matlack Systems, Inc. and, under the date of January 13, 2000, we reported on the consolidated financial statements of Matlack Systems, Inc. and subsidiaries as of and for the years ended September 30, 1999 and 1998. On June 1, 2000, we resigned. We have read Matlack Systems, Inc.'s statements included under Item 4 of its Form 8-K dated June 8, 2000, and we agree with such statements, except that we are not in a position to agree or disagree with Matlack Systems, Inc.'s statements included in the last paragraph of Item 4C and Item 4F.

Very truly yours,



KPMG LLP

                                                           Exhibit 21

                        MATLACK SYSTEMS, INC.

                 Subsidiaries at September 30, 2000




                                               Jurisdiction of
           Name                                Incorporation

           Matlack (DE), Inc.                  Delaware
           Bayonne Terminals, Inc.             Pennsylvania
           Matlack International, Inc.         Delaware

                 THIS PAGE INTENTIONALLY LEFT BLANK
