Form 10-Q
period 2000-12-31
MATLACK SYSTEMS INC
filed 2001-04-18
CIK 837339

Page 1 of 13

                            UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549

                              FORM 10-Q

(Mark One)

/ X /     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT    OF 1934

     For the quarterly period ended        December 31, 2000

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

                                            Yes   X     No _____

     The number of shares of the registrant's common stock outstanding as of December 31, 2000 was 8,814,434.




FORM 10-Q                                                Page 2 of 13

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements

                        MATLACK SYSTEMS, INC.
                CONSOLIDATED STATEMENT OF OPERATIONS
               In Thousands, Except Per Share Amounts

                                                 Unaudited
                                               Quarter Ended
                                                December 31,
                                               2000      1999

Revenues                                     $ 39,251  $ 49,731
Expenses
  Operating                                    36,977    43,022
  Depreciation and amortization                 2,076     2,074
  Selling and administrative                    5,188     4,680
  Other income, net                               (58)      (69)
                                               44,183    49,707

Operating (loss) earnings                      (4,932)       24

Interest expense                                1,505     1,309

Loss from continuing operations before
   income tax benefit                          (6,437)   (1,285)
Income tax benefit                              -          (441)

Loss from continuing operations                (6,437)     (844)
Earnings from discontinued operation                4       453

Net loss                                     $ (6,433) $   (391)

Basic and diluted loss per share
   from continuing operations                $   (.73) $   (.09)

Basic and diluted earnings per share
   from discontinued operation               $  -      $    .05

Basic and diluted net loss per share         $   (.73) $   (.04)

Basic and diluted average
   common shares outstanding                    8,814     8,814

Dividends paid per share                         None      None







The Notes to the Consolidated Financial Statements are an integral part of these statements.
FORM 10-Q                                                Page 3 of 13

                        MATLACK SYSTEMS, INC.
                     CONSOLIDATED BALANCE SHEET
          In Thousands, Except Share and Per Share Amounts

                                             Unaudited
                                            December 31, September 30,
               ASSETS                           2000         2000
Current assets
  Cash                                        $  3,672      $  4,060
  Accounts receivable, net of allowance for
    doubtful accounts: December-$5,935;
    September-$5,805                            19,999        24,328
  Inventories                                    3,948         4,035
  Other current assets                           1,699         1,658
  Refundable income taxes                           83            86
  Net realizable value of discontinued
    operation                                      399        12,388
      Total current assets                      29,800        46,555

Property and equipment, at cost, net
    of accumulated depreciation:
    December-$114,278; September-$113,953       52,179        53,900
Property held for sale                           3,355         3,355
Other assets                                     1,525         1,527
     Total assets                             $ 86,859      $105,337

     LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities
  Accounts payable                            $ 12,581      $ 11,600
  Accrued liabilities                           18,841        19,515
  Current maturities of long-term debt          46,871        56,972
      Total current liabilities                 78,293        88,087

Long-term debt                                    -            2,303
Self-insurance reserves                          5,390         5,390
Environmental reserves                           6,305         6,253
Other liabilities                                  696           696

Commitments and contingent liabilities
  See Part II Legal Proceedings

Shareholders' equity (deficit):
  Common stock, $1 par value, 24,000,000
    shares authorized; issued and outstanding:
    December-8,814,434 and
    September-8,814,434                          8,814         8,814
  Capital in excess of par value                10,620        10,620
  Accumulated deficit                          (23,259)      (16,826)
      Total shareholders' equity (deficit)      (3,825)        2,608
      Total liabilities and shareholders'
      equity (deficit)                        $ 86,859      $105,337

The Notes to the Consolidated Financial Statements are an integral part of these statements.
FORM 10-Q                                                Page 4 of 13

                        MATLACK SYSTEMS, INC.
                CONSOLIDATED STATEMENT OF CASH FLOWS
                            In Thousands

                                                      Unaudited
                                                    Quarter Ended
                                                     December 31,
                                                   2000       1999

Cash flows from operating activities:
  Net loss                                       $ (6,433)  $   (391)
  Adjustments to reconcile net loss to net cash
    provided by (used in) operating activities:
    Depreciation and amortization                   2,076      2,561
    Provision for bad debts                           141        194
    Net gain on sale of property and equipment        (55)      (120)
    Changes in assets and liabilities:
      Accounts receivable                           4,834     (5,793)
      Inventories and other assets                    (34)      (556)
      Accounts payable and accrued liabilities        359     (7,663)
      Current and deferred income taxes                 3       (143)
      Other, net                                    -            677
Net cash provided by (used in) operating
  activities                                          891    (11,234)

Cash flows from investing activities:
  Purchase of property and equipment                 (596)    (1,946)
  Proceeds from the sale of property and
    equipment                                         396      3,736
  Proceeds from disposition of leasing
    segment assets, net                            11,325       -
Net cash provided by investing activities          11,125      1,790

Cash flows from financing activities:
  Proceeds of long-term debt                         -        18,900
  Repayment of long-term debt                     (12,404)   (11,658)
Net cash (used in) provided by financing
  activities                                      (12,404)     7,242
Net decrease in cash                                 (388)    (2,202)
Cash at beginning of period                         4,060      2,837
Cash at end of period                            $  3,672   $    635

Supplemental and noncash information:
  Interest paid                                  $  1,476   $  1,312
  Income taxes recovered                         $     (3)  $   -






The Notes to the Consolidated Financial Statements are an integral part of these statements.

FORM 10-Q                                                Page 5 of 13

                        MATLACK SYSTEMS, INC.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter ended December 31, 2000 are not necessarily indicative of the results that may be expected for the year ended September 30, 2001. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 2000.

In November 2000, the Company sold substantially all of the assets of its leasing business segment (see Note "Discontinued Operation"). Accordingly, the results of operations of the leasing segment have been reported as a discontinued operation and previously reported financial statements have been restated.

The Company's financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Accordingly, the financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result should the Company be unable to continue as a going concern. There are a number of factors and conditions that raise substantial doubt about the Company's ability to continue as a going concern for a reasonable period of time, including:

  - The Company continues to incur net losses and declining revenues.
  - At December 31, 2000 the Company had an accumulated deficit of $23,259,000.
  - At December 31, 2000 there was a working capital deficit of $48,493,000 primarily due to the classification of all outstanding debt as current
  - By letter dated March 28, 2001 the banks declared an event of default and accelerated the amount due under the Company's existing revolving credit agreement.
  - The group of banks sponsoring the existing revolving credit agreement has not committed to and may not provide additional long-term financing.
  - The Company expects minimal cash flows from operations to continue into the immediate future and may require additional sources of funding to continue operations if cash flows are negative.
  - The Company has not had any success to date with respect to securing alternative funding from other banks or financial institutions.



FORM 10-Q                                                Page 6 of 13

On March 29, 2001, Matlack Systems, Inc. and all of its wholly owned subsidiaries filed a voluntary petition seeking protection under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware. The filings have been consolidated for the purpose of joint administration as Case No. 01-1114 (MFW). The Company is continuing to operate its business as debtor-in-possession.

On March 30, 2001, a stipulation and interim order permitting the Company to use cash collateral until April 25, 2001 was entered into by the Company and its bank lenders. Accordingly, the Company and the bank lenders are negotiating concerning a debtor-in-possession financing agreement.

The Company's ability to continue as a going concern is primarily dependent upon, among other things:

  - Securing and maintaining a debtor-in-possession financing agreement, including compliance with the terms and restrictions of such an agreement while a plan of reorganization is developed.
  - Confirmation of a plan of reorganization under the Bankruptcy Code.
  - Achieving profitable operations after such a confirmation.
  - Securing an alternative form or source of financing on a long-term basis.
  - Generating sufficient cash from operations to meet the Company's obligations.

The Company is continuing its efforts to dispose of non-core assets and streamline operations commensurate with projected levels of demand. Where appropriate, this includes, among other things, the termination of employees and the cancellation of, or election not to renew, existing contracts for services and materials.

In the event that the Company is unable to secure adequate debtor-in-possession financing or obtain confirmation of a plan of reorganization under the Bankruptcy Code, it is likely that the Company will be forced to proceed with a liquidation. No adjustments have been made to reflect the December 31, 2000 consolidated financial statements on the liquidation basis of accounting.

Earnings Per Share
Pursuant to the provisions of Statement of Financial Accounting Standards No. 128, "Earnings Per Share," the number of weighted average shares used in computing basic and diluted earnings per share (EPS) are as follows (in thousands):
                                             Three Months Ended
                                                   December 31,
                                               2000          1999
     Basic EPS                                 8,814         8,814
     Effect of options                          -    (1)      -   (1)
     Diluted EPS                               8,814         8,814

(1)  The effect of options was not considered as it would have been anti-dilutive.
FORM 10-Q                                                Page 7 of 13

No adjustments to net earnings available to common stockholders were required during the periods presented.

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

The statement of operations for the quarter ended December 31, 2000 reflects the results of the leasing segment as a discontinued operation through the date of the sale on November 22, 2000. The balance sheet for the quarter ended December 31, 2000 includes as "Net realizable value of discontinued operation" accounts receivable not sold in connection with the disposition of the segment and proceeds due to the Company that are being held in escrow pending the settlement of certain matters addressed in the sales agreement. Summarized financial information for the discontinued operation is as follows:

                                       Quarter Ended December 31,
                                           2000 (a)       1999
Revenues                                 $   448        $ 2,159

Operating earnings                            47            858
Interest expense                              40            108
Income taxes                                   3            297

Earnings from discontinued operation     $     4        $   453

(a)  Represents activity through the date of sale on November 22, 2000.






                                            As of         As of
                                         December 31,  September 30,
                                            2000          2000

Current assets                           $   399        $ 1,382
Property and equipment                       -           10,978
Other assets                                 -               28

Net realizable value of discontinued
  operation                              $   399        $12,388






FORM 10-Q                                                Page 8 of 13

Long-Term Debt
The Company maintains a revolving credit agreement ("Agreement") with a group of banks of which $44,113,000 was outstanding at December 31, 2000. The borrowing limit under the Agreement has been limited to the amount outstanding since it was amended on October 9, 2000. The Agreement is secured by substantially all unpledged equipment, all accounts receivable and certain real estate. Interest rates on borrowings under the Agreement were 10.5% at December 31, 2000.

Since the October 9, 2000 amendment, there have been several events of default, as defined in the Agreement, including the violation of several financial covenants. When the Agreement expired on February 15, 2001, the banks did not exercise their right to call the entire outstanding balance and discussions began for the negotiation of another amendment and forbearance agreement.

On March 8, 2001, the Company and the banks signed a forbearance and fifth amendment to the Agreement. As a provision of this amendment, the banks agreed to forbear from exercising their rights and remedies available as a result of the existing events of default discussed above. In addition, the term of the Agreement was extended to April 2, 2001 with interest accruing on all principal amounts outstanding at the default rate, which is defined as 2% above the rate then applicable to each loan or portion thereof.

By letter dated March 28,2001, the banks declared an event of default and accelerated the amounts due the banks under the Agreement at which time approximately $43,596,000 in principal was outstanding in addition to $7,000,000 in undrawn letters of credit. These obligations were included as pre-petition liabilities in connection with the bankruptcy filings.

The Company is currently negotiating a debtor-in-possession credit facility with its bank lenders in order to provide a minimum level of interim financing to maintain operations while the development of a plan of reorganization and related bankruptcy proceedings progress.

In addition to the Agreement, the Company had $2,758,000 of other financing obligations outstanding at December 31, 2000. The interest rates on these obligations range from 7.65% to 8.13%.

Amounts outstanding under the Agreement as well as all other financing obligations have been classified as current on the Consolidated Balance Sheet as of December 31, 2000.

Income Tax Valuation Allowance
Management has deemed it necessary to provide a 100% valuation allowance against the Company's net deferred tax asset due to the high level of uncertainty surrounding the future realization of tax benefits from the Company's continuing net operating losses and other deferred tax assets. Accordingly, the Consolidated Statement of Operations reflects no income tax benefit for the quarter ended December 31, 2000.


FORM 10-Q                                                Page 9 of 13

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Liquidity and Capital Resources
On March 29, 2001, Matlack Systems, Inc. and all of its wholly owned subsidiaries filed a voluntary petition seeking protection under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware. The filings have been consolidated for the purpose of joint administration as Case No. 01-1114 (MFW). The Company is continuing to operate its business as debtor-in-possession.

On March 30, 2001, a stipulation and interim order permitting the Company to use cash collateral until April 25, 2001 was entered into by the Company and its bank lenders. Accordingly, the Company and the bank lenders are negotiating concerning a debtor-in-possession financing agreement.

Despite a net loss of $6,433,000, including $2,076,000 of depreciation and amortization, the Company's operations provided $891,000 of positive cash flow. Efforts to reduce costs and extend the payables cycle resulted in a significant conservation of cash. In addition, aggressive efforts to collect accounts receivables had a substantial impact and represented an improvement over the prior year and previous quarters.

In November 2000, the Company sold substantially all of the assets of its leasing business for $12,000,000. Approximately $10,872,000 of the total proceeds was remitted directly to the banks providing the Company's revolving credit agreement and other financing sources in connection with a mandatory prepayment provision in the revolving credit agreement as amended on October 9, 2000. The remaining proceeds and the net cash provided by operations, as well as $396,000 in proceeds from the sale of other property and equipment, were utilized to pay down an additional $1,532,000 in debt and fund a modest capital expenditures program of $596,000.

Reference is made to the Notes to the Consolidated Financial
Statements, "Basis of Presentation" for a discussion of the implications and assumptions of the Company's ability to continue as a going concern and "Long-Term Debt" for a discussion of the status of the Company's existing financing arrangements.

Results of Operations: Quarter Ended December 31, 2000 vs. Quarter Ended December 31, 1999
Revenues for the quarter ended December 31, 2000 decreased by $10,480,000 (21.1%) to $39,251,000 compared with $49,731,000 during the same quarter last year. The decline is primarily attributable to the weak demand in the domestic chemical industry and the continued adverse impact on the bulk transportation industry. Accordingly, the competition for the lower volume of available loads remains fierce and there is pressure to maintain price stability.



FORM 10-Q                                               Page 10 of 13

Operating expenses decreased by $6,045,000 (14.1%) to $36,977,000 compared with $43,022,000 during the prior year quarter. The decline in operating expenses is also attributed to reduced demand and the corresponding decrease in the number of loads. Accordingly, there were declines in most of the major components of operating expenses including maintenance expense and terminal expense. The most significant declines were attributable to lower driver and leased operator compensation as well as lower purchased transportation reflecting the decrease in demand for services and fewer loads carried. Fuel costs were relatively flat compared with the prior year reflecting notable increases in prices of all petroleum products despite fewer miles driven. As a percentage of revenue, operating expenses were 94.2% in 2000 and 86.5% in 1999.

Depreciation and amortization expense was flat compared with the prior year and was 5.3% and 4.2% as a percent of revenue in 2000 and 1999, respectively.

Selling and administrative expenses increased by $508,000 (10.9%) to $5,188,000 compared with $4,680,000 in the prior year quarter. The increase is primarily attributable to higher fees for professional services including legal and financial consulting fees of $358,000 associated with the Company's efforts to explore strategic alternatives and refinancing of the revolving credit agreement. Also included are $369,000 of consulting fees and related expenses attributable to the implementation of enterprise-wide transportation management software. Absent these charges, selling and administrative expenses declined by $219,000 or 4.7% reflecting Company-wide efforts to contain costs.

Interest expense increased by $196,000 (15.0%) primarily as a result of higher interest rates associated with the revolving credit agreement. The increase resulted despite lower average outstanding borrowings as significant portions of debt were paid down primarily as a result of asset dispositions including substantially all of the assets of the Company's leasing business segment, which was sold in November 2000.

The quarter ended December 31, 2000 does not reflect an income tax benefit compared with $441,000 or 34.3% in the prior year quarter. The significant reduction reflects the provision of a 100% valuation allowance against the Company's net deferred tax asset. The valuation reserve is considered necessary by management due to the high level of uncertainty surrounding the future realization of tax benefits from the Company's net operating losses and other deferred tax assets.

Earnings from discontinued operation decreased $449,000 reflecting the exit from the leasing business segment effective with the sale of substantially all of the assets of the leasing segment in November 2000.

Net loss for the quarter was $6,433,000 or $.73 per diluted share compared with a net loss of $391,000 or $.04 per diluted share in the prior year quarter.


FORM 10-Q                                               Page 11 of 13

FORWARD-LOOKING STATEMENTS
The Company may make certain forward-looking statements in this Form 10-Q within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, relating to the Company's financial condition, profitability, liquidity, resources, business outlook, proposed acquisitions or divestitures, market forces, corporate strategies, consumer preferences, contractual commitments, legal matters, capital requirements and other matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. To comply with the terms of the safe harbor, the Company notes that a variety of factors could cause the Company's actual results and experience to differ substantially from the anticipated results or other expectations expressed in the Company's forward-looking statements. When words and expressions such as: "believes," "expects," "anticipates," "estimates," "plans," "intends," "objectives," "goals," "aims," "projects," "forecasts," "possible," "seeks," "may," "could," "should," "might," "likely," "enable," or similar words or expressions are used in this Form 10-Q, as well as statements containing phrases such as: "in the Company's view," "there can be no assurance," "although no assurance can be given," or "there is no way to anticipate with certainty," forward-looking statements are being made in all of these instances.

Various risks and uncertainties may affect the operations, performance, development and results of the Company's business and could cause future outcomes to differ materially from those set forth in forward-looking statements, including the following factors: the Company's ability to develop a plan of reorganization for successful confirmation; the Company's ability to continue as a going concern; the Company's ability to refinance its existing indebtedness; potential increases in interest rates; general economic conditions; competitive factors and pricing pressures; shifts in market demand; the performance and needs of industries served by the Company; equipment utilization; management's success in developing and introducing new services and lines of business; potential increases in labor costs; potential increases in equipment, maintenance and fuel costs; uncertainties of litigation; the Company's ability to finance its future business requirements through outside sources or internally generated funds; the availability of adequate levels of insurance; success or timing of completion of ongoing or anticipated capital or maintenance projects; management retention and development; changes in Federal, State and local laws and regulations, including environmental regulations; as well as the risks, uncertainties and other factors described from time to time in the Company's SEC filings and reports.

The Company undertakes no obligation to update publicly or revise any forward-looking statements as a result of future developments, events or conditions. New risk factors emerge from time to time and it is not possible for the Company to predict all such risk factors, nor can the Company assess the impact of all such risk factors on its business or the extent to which any factor, or combination of factors, may cause actual results to differ significantly from those forecast in any forward-looking statements. Given these risks and uncertainties, investors should not overly rely or attach undue weight to the

FORM 10-Q                                               Page 12 of 13

Company's forward-looking statements as an indication of its actual future results.

                     PART II - OTHER INFORMATION

Item 1.  Legal Proceedings
On March 29, 2001, Matlack Systems, Inc. and all of its wholly owned subsidiaries filed a voluntary petition seeking protection under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware. The filings have been consolidated for the purposes of joint administration as Case No. 01-1114 (MFW). The cases have been styled as IN RE : MATLACK SYSTEMS, INC., et al.

There are various claims and legal actions pending against the Company that are insured under the Company's public liability and workers' compensation policies relating to incidents arising out of the Company's bulk trucking, cleaning and intermodal businesses. In the opinion of management, the reserves established for these claims and actions are adequate. However, the ultimate resolution of these claims and actions may be material.

There are various other non-insured claims and legal actions pending against the Company relating to employment or contract issues. In the opinion of management, the likelihood that the ultimate resolution of these claims and actions will be material is remote.

Item 2.  Changes in Securities
None.

Item 3.  Defaults Upon Senior Securities
Reference is made to Notes to the Consolidated Financial Statements, "Basis of Presentation" and "Long-Term Debt" as well as Part I, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation - Liquidity and Capital Resources and Part II, Item 1. Legal Proceedings for a discussion of the Company's voluntary petition seeking protection under Chapter 11 of the United States Bankruptcy Code. Accordingly, no principal or interest payments will be made on financing obligations incurred by the Company prior to March 29, 2001 until a plan of reorganization has been confirmed by the Bankruptcy Court providing the necessary terms of any such payments.

Item 4.  Submission of Matters to a Vote of Security Holders
None.

Item 5.  Other Information
None.

Item 6.  Exhibits and Reports on Form 8-K
   (a) Exhibits
          (10) Forbearance and Fifth Amendment dated February 15, 2001 between Matlack (DE), Inc. et al and certain banking institutions named therein with First Union National Bank as agent.
FORM 10-Q                                               Page 13 of 13

   (b) Reports on Form 8-K
          (1) On December 6, 2000, a report on Form 8-K was filed that reported the following:
             Under Item 2. Acquisition or Disposition of Assets
             (a) The Company reported that Matlack Leasing Corporation sold substantially all of its assets.
          (2) On March 30, 2001, a report on Form 8-K was filed that reported the following:
             Under Item 3. Bankruptcy or Receivership
             (a) The Company reported that Matlack Systems, Inc. and all of its wholly owned subsidiaries filed a voluntary petition seeking protection under Chapter 11 of the United States Bankruptcy Code.


                             SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: April 18, 2001                  MATLACK SYSTEMS, INC.
                                       (Registrant)

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