Form 10-Q
period 2001-03-31
MATLACK SYSTEMS INC
filed 2001-06-01
CIK 837339

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


     For the quarterly period ended        March 31, 2001
                                   ----------------------

                                      OR

[_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
           EXCHANGE ACT OF 1934

     For the transition period from_________ to__________


     Commission file number   1-10105
                            ----------

                             MATLACK SYSTEMS, INC.
                  (DEBTOR-IN-POSSESSION AS OF MARCH 29, 2001)
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

            DELAWARE                                            51-0310173
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                             Identification No.)

          One Rollins Plaza, Wilmington, Delaware                  19803
--------------------------------------------------------------------------------
(Address of principal executive offices)                         (Zip Code)


                                (302) 426-2700
--------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)

________________________________________________________________________________
                          (Former name of registrant)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         Yes   X     No _____
                             -----

     The number of shares of the registrant's common stock outstanding as of March 31, 2001 was 8,814,434.

FORM 10-Q

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements
-----------------------------

                             MATLACK SYSTEMS, INC.
                            (DEBTOR-IN-POSSESSION)
                     CONSOLIDATED STATEMENT OF OPERATIONS
                    In Thousands, Except Per Share Amounts
                                  (Unaudited)

                                          Quarter Ended      Six Months Ended
                                             March 31            March 31,
                                        -----------------    ------------------
                                          2001      2000        2001     2000
                                        -------  --------    --------  --------
Revenues                                $37,336  $ 47,717    $ 76,587  $ 97,448
                                        -------  --------    --------  --------
Expenses
  Operating                              34,439    47,712      71,416    90,734
  Depreciation and amortization           1,553     2,632       3,629     4,706
  Selling and administrative              4,432     5,183       9,620     9,863
  Other (income) expense, net              (139)    2,080        (197)    2,011
                                        -------  --------    --------  --------
                                         40,285    57,607      84,468   107,314
                                        -------  --------    --------  --------

Operating loss                           (2,949)   (9,890)     (7,881)   (9,866)

Interest expense                          1,285     1,265       2,790     2,574
Reorganization items, net                   767         -         767         -
                                        -------  --------    --------  --------

Loss from continuing operations before
   income tax benefit                    (5,001)  (11,155)    (11,438)  (12,440)
Income tax benefit                            -    (4,308)          -    (4,749)
                                        -------  --------    --------  --------

Loss from continuing operations          (5,001)   (6,847)    (11,438)   (7,691)
Earnings from discontinued operation          -       283           4       736
                                        -------  --------    --------  --------

Net loss                                $(5,001) $ (6,564)   $(11,434) $ (6,955)
                                        =======  ========    ========  ========

Basic and diluted loss per share
   from continuing operations           $  (.57) $   (.77)   $  (1.30) $   (.87)

Basic and diluted earnings per share
   from discontinued operation          $     -  $    .03    $      -  $    .08
                                        -------  --------    --------  --------

Basic and diluted net loss per share    $  (.57) $   (.74)   $  (1.30) $   (.79)
                                        =======  ========    ========  ========

Basic and diluted average
   common shares outstanding              8,814     8,814       8,814     8,814

Dividends paid per share                   None      None        None      None

The Notes to the Consolidated Financial Statements are an integral part of these statements.

FORM 10-Q

                             MATLACK SYSTEMS, INC.
                            (DEBTOR-IN-POSSESSION)
                          CONSOLIDATED BALANCE SHEET
               In Thousands, Except Share and Per Share Amounts

                                                                      Unaudited
                                                                      March 31,     September 30,
  ASSETS                                                                  2001            2000
  ------                                                              --------        --------
Current assets
  Cash                                                                $  2,646        $  4,060
  Accounts receivable, net of allowance for doubtful
  accounts: March-$5,571; September-$5,805                              17,292          24,328
  Inventories                                                            3,639           4,035
  Other current assets                                                   1,809           1,658
  Refundable income taxes                                                   53              86
  Net realizable value of discontinued operation                           300          12,388
                                                                      --------        --------
      Total current assets                                              25,739          46,555

Property and equipment, at cost, net of accumulated
  depreciation: March-$113,147; September-$113,953                      50,623          53,900
Property held for sale                                                   3,355           3,355
Other assets                                                             1,443           1,527
                                                                      --------        --------
  Total assets                                                        $ 81,160        $105,337
                                                                      ========        ========

  LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
  ----------------------------------------------
Current liabilities
  Accounts payable                                                    $    200        $ 11,600
  Accrued liabilities                                                    1,624          19,515
  Current maturities of long-term debt                                       -          56,972
                                                                      --------        --------
      Total current liabilities                                          1,824          88,087

Liabilities subject to compromise                                       82,840               -
Long-term debt                                                               -           2,303
Self-insurance reserves                                                      -           5,390
Environmental reserves                                                   5,322           6,253
Other liabilities                                                            -             696

Commitments and contingent liabilities
  See Part II Legal Proceedings

Shareholders' equity (deficit):
  Common stock, $1 par value, 24,000,000 shares authorized;
  issued and outstanding: March-8,814,434 and September-8,814,434        8,814           8,814
  Capital in excess of par value                                        10,620          10,620
  Accumulated deficit                                                  (28,260)        (16,826)
                                                                      --------        --------
      Total shareholders' equity (deficit)                              (8,826)          2,608
                                                                      --------        --------
   Total liabilities and shareholders' equity (deficit)               $ 81,160        $105,337
                                                                      ========        ========

  The Notes to the Consolidated Financial Statements are an integral part of these statements.

FORM 10-Q

                             MATLACK SYSTEMS, INC.
                            (DEBTOR-IN-POSSESSION)
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                 In Thousands

                                                                  Unaudited
                                                               Six Months Ended
                                                                   March 31,
                                                             --------------------
                                                                 2001        2000
                                                             --------    --------
Cash flows from operating activities:
 Net loss                                                    $(11,434)   $ (6,955)
 Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:
   Impairment loss                                                  -       2,203
   Depreciation and amortization                                3,629       5,667
   Provision for bad debts                                        282         500
   Net gain on sale of property and equipment                    (193)       (237)
   Changes in assets and liabilities:
   Accounts receivable                                          7,499      (5,362)
   Inventories and other assets                                   166      (1,582)
   Accounts payable and accrued liabilities                       298      (1,880)
   Current and deferred income taxes                               33      (2,383)
   Other, net                                                       -       3,168
                                                             --------    --------
Net cash provided by (used in) operating activities               280      (6,861)
                                                             --------    --------

Cash flows from investing activities:
 Purchase of property and equipment                              (817)     (3,922)
 Proceeds from the sale of property and equipment                 839       6,392
 Proceeds from disposition of leasing segment assets, net      11,325           -
                                                             --------    --------
Net cash provided by investing activities                      11,347       2,470
                                                             --------    --------

Cash flows from financing activities:
 Proceeds of long-term debt                                         -      24,800
 Repayment of long-term debt                                  (13,041)    (20,797)
                                                             --------    --------
Net cash (used in) provided by financing activities           (13,041)      4,003
                                                             --------    --------
Net decrease in cash                                           (1,414)       (388)
Cash at beginning of period                                     4,060       2,837
                                                             --------    --------
Cash at end of period                                        $  2,646    $  2,449
                                                             ========    ========

Supplemental and noncash information:
 Interest paid                                               $  1,872    $  2,493
 Income taxes recovered                                      $     33    $  1,885
 Reorganization items paid                                   $    767    $      -

The Notes to the Consolidated Financial Statements are an integral part of these statements.

FORM 10-Q

                             MATLACK SYSTEMS, INC.
                            (DEBTOR-IN-POSSESSION)
                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Basis of Presentation
---------------------
The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter and six months ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ended September 30, 2001. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 2000.

In November 2000, the Company sold substantially all of the assets of its leasing business segment (see Note "Discontinued Operation"). Accordingly, the results of operations of the leasing business segment have been reported as a discontinued operation and previously reported financial statements have been restated.

On March 29, 2001, Matlack Systems, Inc. and all of its wholly owned subsidiaries filed a voluntary petition seeking protection under Chapter 11 of the United States Bankruptcy Code ("Chapter 11 filing") in the United States Bankruptcy Court for the District of Delaware ("Bankruptcy Court"). The filings have been consolidated for the purpose of joint administration as Case No. 01-1114 (MFW). The Company is continuing to operate its business as debtor-in-possession. As debtor-in-possession, the Company is authorized to operate; however, it is not permitted to engage in transactions considered outside of the normal course of business without the approval of the Bankruptcy Court. Provisions of the Bankruptcy Code allow the Company an exclusive period of up to 120 days during which it may propose, file and solicit acceptances of a plan of reorganization.

On March 30, 2001, a stipulation and interim order permitting the Company to use cash collateral until April 25, 2001 was entered into by the Company and its bank lenders. Subsequently, on April 19, 2001, the Bankruptcy Court authorized a stipulation and order extending the stipulation and interim order until May 24, 2001, at which time a stipulation and final order was approved with an extension to June 25, 2001. Further extensions may be granted without Bankruptcy Court approval by written agreement between the banks and the Company.

On May 11, 2001, the Bankruptcy Court authorized the employment and retention of Raymond James & Associates ("Raymond James") to provide investment banking services for the Company. Raymond James will assist in the valuation analysis relating to the Company's reorganization and examine potential financing alternatives available, as well as the possibility of a sale of the Company or its assets. Raymond James will be retained for a non-refundable fee for up to six months. Should any transaction result in a sale of the Company or a material portion of its assets, Raymond James will be paid a fee equal to 1% of the total consideration. If a transaction results in the restructuring of the Company's liabilities, Raymond James will be paid a fee equal to 0.5% of the value of the liabilities that have been restructured.

In connection with the Chapter 11 filing, the Company is required to file various reports and other legal documents with the Bankruptcy Court that may contain information presented in a level of detail and format different than that required for this report. Copies of filings may be viewed at the office of the

FORM 10-Q

Clerk of the Bankruptcy Court, United States Bankruptcy Court for the District of Delaware, 5th Floor, 824 Market Street, Wilmington, Delaware 19801. Certain selected filings may be viewed electronically on the Bankruptcy Court's electronic docket on the internet at www.deb.uscourts.gov.

The Company's financial statements have been presented in accordance with the American Institute of Certified Public Accountants Statement of Position 90-7:
"Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" ("SOP 90-7") and have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Accordingly, the financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result should the Company be unable to continue as a going concern. There are a number of factors and conditions that raise substantial doubt about the Company's ability to continue as a going concern for a reasonable period of time, including:

  - The Company continues to incur net losses and declining revenues.
  - By letter dated March 28, 2001 the banks declared an event of default and accelerated the amount due under the Company's existing revolving credit agreement.
  - The Company proceeded with the Chapter 11 filing on March 29, 2001.
  - At March 31, 2001 the Company had an accumulated deficit of $28,260,000.
  - The group of banks sponsoring the existing revolving credit agreement has not committed to and may not provide additional long-term financing.
  - The Company expects minimal cash flows from operations to continue into the immediate future and may require additional sources of funding to continue operations if cash flows are negative.
  - The Company has not had any success to date with respect to securing alternative funding from other banks or financial institutions.

The Company's ability to continue as a going concern is primarily dependent upon, among other things:

  - Securing and maintaining a debtor-in-possession financing agreement, including compliance with the terms and restrictions of such an agreement and/or continued access to cash collateral while a plan of reorganization is developed.
  - Confirmation of a plan of reorganization under the Bankruptcy Code.
  - Achieving profitable operations on a consistent basis.
  - Securing an alternative form or source of financing on a long-term basis.
  - Generating sufficient cash from operations to meet the Company's obligations.

The Company is continuing its efforts to dispose of non-core assets and streamline operations commensurate with projected levels of demand. Where appropriate, this includes, among other things, the termination of employees and the cancellation of, or election not to renew, existing contracts for services and materials.

In the event that the Company is unable to secure adequate debtor-in-possession financing and/or continued access to cash collateral as well as obtain confirmation of a plan of reorganization under the Bankruptcy Code, it is likely that the Company will be forced to proceed with a liquidation. No adjustments have been made to reflect the March 31, 2001 consolidated financial statements on the liquidation basis of accounting.

FORM 10-Q

Liabilities Subject to Compromise
---------------------------------
As of the date of the Chapter 11 filing, actions on the part of creditors and others to collect pre-petition obligations are stayed and other contractual obligations may not be enforced against the Company. In addition, the Company may elect to assume or reject pre-petition executory contracts, subject to Bankruptcy Court approval. Creditors and others adversely impacted by any such rejection may file a claim with the Bankruptcy Court in accordance with the reorganization process, which could result in additional liabilities subject to compromise.

Liabilities subject to compromise consist of obligations incurred prior to the Chapter 11 filing and are segregated on the Company's balance sheet as such in accordance with SOP 90-7. The largest amounts represent debt obligations, principally those under the revolving credit agreement, payable to a group of banks. Also included are amounts for accrued interest and fees associated with the debt obligations as well as trade payables and other accrued expenses. The amounts recorded in the Company's books may vary significantly from the stated amount of proofs of claims that have or will be filed with the Bankruptcy Court by the creditors and other parties. The amounts are also subject to future adjustment based on actions of the Bankruptcy Court, future developments with respect to disputed claims and the determination of the value of any collateral securing claims, among others. The amounts presented below represent management's best estimate of known or potential claims to be resolved in connection with the Chapter 11 filing (in thousands).

          Revolving credit agreement         $43,586
          Equipment financing obligations      2,618
          Promissory note payable                 30
          Trade accounts payable              14,595
          Accrued expenses                    10,216
          Self-insurance reserves             11,099
          Other                                  696
                                             -------
                                             $82,840
                                             =======

On March 30, 2001, the Bankruptcy Court authorized the payment of certain pre-petition obligations, including pre-petition employee wages, benefits and related deductions as well as pre-petition trust fund taxes including sales and use taxes and employee withholdings for federal, state, local and social security taxes. In addition, the Bankruptcy Court also authorized the payment of certain pre-petition claims of possessory and mechanic lienholders so as to aid the Company in the uninterrupted use of its equipment in providing services to its customers while a plan of reorganization is being developed.

Reorganization Items
--------------------
In accordance with SOP 90-7, revenues and expenses, realized gains and losses and provisions for losses resulting from the reorganization process are segregated in the Company's statement of operations. These include, but are not limited to, professional fees related to the reorganization proceedings, provisions for claims allowed in excess of amounts recorded and interest earned on any cash accumulated as a result of not paying pre-petition obligations.

As the Company's Chapter 11 filing was made during the latter stage of the current quarter, the only items reflected in the statement of operations as "Reorganization items, net" for the quarter and six months ended March 31, 2001 are legal, financial advisory and other professional fees.

FORM 10-Q

Earnings Per Share
------------------
Pursuant to the provisions of Statement of Financial Accounting Standards No. 128, "Earnings Per Share," the number of weighted average shares used in computing basic and diluted earnings per share (EPS) are as follows (in thousands):

                                  Quarter Ended           Six Months Ended
                                    March 31,                  March 31,
                                ------------------        ----------------
                                2001         2000         2001       2000
                                -----        -----        -----      -----
          Basic EPS             8,814        8,814        8,814      8,814
          Effect of options         - (1)        - (1)        - (1)      - (1)
                                -----        -----        -----      -----
          Diluted EPS           8,814        8,814        8,814      8,814
                                =====        =====        =====      =====

(1) The effect of options was not considered as it would have been anti-dilutive.

No adjustments to net earnings available to common stockholders were required during the periods presented.

Discontinued Operation
----------------------
In November 2000, Matlack Leasing Corporation sold substantially all of its assets for $12,000,000. Of this amount, approximately $675,000 was placed in escrow pending the settlement of various matters. These assets consisted principally of International Standards Organization (ISO) tank containers, tank trailers, customer leases and a container lease management agreement. As a result of this transaction, the leasing business segment has been reported as a discontinued operation and previously reported financial statements have been restated.

The statement of operations for the six months ended March 31, 2001 reflects the results of the leasing business segment as a discontinued operation through the date of the sale on November 22, 2000. The balance sheet for the quarter ended March 31, 2001 includes as "Net realizable value of discontinued operation" proceeds due to the Company that are being held in escrow pending the settlement of certain sales tax matters addressed in the sales agreement. Subsequent to the period ended March 31, 2001 and in connection with post-petition negotiations with the banks regarding financing, an agreement was reached whereby the Company was allowed access to these funds. An additional $375,000 in escrow funds related to indemnification and other matters also became available under the agreement. Summarized financial information for the discontinued operation is as follows (in thousands):

                                             Quarter Ended     Six Months Ended
                                               March 31,           March 31,
                                             -------------     ----------------
                                             2001     2000     2001(a)     2000
                                             ----     ----     ----        ----
Revenues                                    $   -   $1,916    $ 448      $4,075

Operating earnings                              -      550       47       1,408
Interest expense                                -       83       40         191
Income taxes                                    -      184        3         481
                                            -----   ------    -----      ------
Earnings from discontinued operation        $   -   $  283    $   4      $  736
                                            =====   ======    =====      ======

(a)  Represents activity through the date of sale on November 22, 2000.

FORM 10-Q

                                                          As of        As of
                                                        March 31,  September 30,
                                                          2001         2000
                                                          ----         ----
Current assets                                            $ 300       $ 1,382
Property and equipment                                        -        10,978
Other assets                                                  -            28
                                                          -----       -------

Net realizable value of discontinued operation            $ 300       $12,388
                                                          =====       =======

Long-Term Debt
--------------
The Company maintains a revolving credit agreement ("Agreement") with a group of banks. On March 8, 2001, the Company and the banks signed a forbearance and fifth amendment to the Agreement extending the term to April 2, 2001. As a provision of this amendment, the banks agreed to forbear from exercising their rights and remedies available as a result of prior events of default including the violation of several financial covenants. Prior to the event of default, as discussed below, the interest rate on borrowings under the Agreement was 2% above the reference rate (Prime) applicable to each loan or portion thereof.
The borrowing limit under the Agreement has been limited to the amount outstanding since it was amended on October 9, 2000. The Agreement is secured by substantially all unpledged equipment, all accounts receivable and certain real estate.

By letter dated March 28, 2001, the banks declared an event of default and accelerated the amounts due the banks under the Agreement at which time approximately $43,586,000 in principal was outstanding in addition to $7,000,000 in undrawn letters of credit.

In addition to the Agreement, the Company had outstanding at March 31, 2001 other equipment financing obligations of $2,618,000 and a $30,000 promissory note payable. The equipment financing obligations have certain equipment pledged as security and have interest rates ranging from 7.65% to 8.13%. The promissory note is unsecured and carries an interest rate of 8%. The acceleration of the Agreement, as discussed above, triggered an event of default with respect to these debt obligations resulting in their acceleration as well. Accordingly, all long-term debt obligations were classified as current on the Company's balance sheet as of December 31, 2000.

As of March 31, 2001, all debt obligations were included with other pre-petition liabilities as "Liabilities Subject to Compromise" on the balance sheet (see Note "Liabilities Subject to Compromise").

Income Tax Valuation Allowance
------------------------------
Management has deemed it necessary to provide a 100% valuation allowance against the Company's net deferred tax asset due to the high level of uncertainty surrounding the future realization of tax benefits from the Company's continuing net operating losses and other deferred tax assets. Accordingly, the Consolidated Statement of Operations reflects no income tax benefit for the quarter and six months ended March 31, 2001.

FORM 10-Q

Item  2.  Management's Discussion and Analysis of Financial Condition and
          ---------------------------------------------------------------
Results of Operations Liquidity and Capital Resources
-----------------------------------------------------
On March 29, 2001, Matlack Systems, Inc. and all of its wholly owned subsidiaries filed a voluntary petition seeking protection under Chapter 11 of the United States Bankruptcy Code ("Chapter 11 filing") in the United States Bankruptcy Court for the District of Delaware ("Bankruptcy Court"). The filings have been consolidated for the purpose of joint administration as Case No. 01-1114 (MFW). The Company is continuing to operate its business as debtor-in-possession. As debtor-in-possession, the Company is authorized to operate; however, it is not permitted to engage in transactions considered outside of the normal course of business without approval of the Bankruptcy Court. Provisions of the Bankruptcy Code allow the Company an exclusive period of up to 120 days during which it may propose, file and solicit acceptances of a plan of reorganization.

On March 30, 2001, a stipulation and interim order permitting the Company to use cash collateral until April 25, 2001 was entered into by the Company and its bank lenders. Subsequently on April 19, 2001, the Bankruptcy Court authorized a stipulation and order extending the stipulation and interim order until May 24, 2001 at which time a stipulation and final order was approved with an extension
to June 25, 2001.   Further extensions may be granted without Bankruptcy Court approval by written agreement between the banks and the Company.

On May 11, 2001, the Bankruptcy Court authorized the employment and retention of Raymond James & Associates ("Raymond James") to provide investment banking services for the Company. Raymond James will assist in the valuation analysis relating to the Company's reorganization and examine potential financing alternatives available, as well as the possibility of a sale of the Company or its assets. Raymond James will be retained for a non-refundable fee for up to six months. Should any transaction result in a sale of the Company or a material portion of its assets, Raymond James will be paid a fee equal to 1% of the total consideration. If a transaction results in the restructuring of the Company's liabilities, Raymond James will be paid a fee equal to 0.5% of the value of the liabilities that have been restructured.

Despite a net loss of $11,434,000, including $3,629,000 of depreciation and amortization, the Company's operations provided $280,000 of positive cash flow. As the Company has been restricted in its ability to draw upon its revolving credit agreement, significant efforts were made to reduce costs and extend the payables cycle as well as aggressive efforts to collect accounts receivables.
In this regard, the collection efforts represented a continuation of improvement over the prior year and previous quarters.

In November 2000, the Company sold substantially all of the assets of its leasing business segment for $12,000,000 of which $11,325,000 was realized after $675,000 was placed in escrow pending the settlement of various matters. Approximately $10,872,000 of the total proceeds was remitted directly to the banks providing the Company's revolving credit agreement and other financing sources in connection with a mandatory prepayment provision in the revolving credit agreement as amended on October 9, 2000. The remaining proceeds and the net cash provided by operations, as well as $839,000 in proceeds from the sale of other property and equipment, were utilized to pay down an additional $2,169,000 in debt and fund a modest capital expenditures program of $817,000.

FORM 10-Q

Subsequent to the period ended March 31, 2001 and in connection with post-petition negotiations with the banks regarding financing, an agreement was reached whereby the Company was allowed access to funds placed in escrow upon the sale of assets of the leasing business segment. This includes $300,000 in escrow funds related to sales taxes, which is reflected on the Company's balance sheet as of March 31, 2001 as "Net realizable value of discontinued operation." An additional $375,000 in escrow funds related to indemnification and other matters is also available.

During April 2001, the Company sold non-core transportation equipment in the ordinary course of business for approximately $375,000 as part of its continuing efforts to raise cash to fund critical operations in the absence of other financing sources and while negotiations continue to secure a debtor-in-possession credit facility or other similar financing agreement.

Reference is made to the Notes to the Consolidated Financial Statements, "Basis of Presentation" for a discussion of the implications and assumptions of the Company's ability to continue as a going concern and "Long-term Debt" for a discussion of the status of the Company's existing financing arrangements.

Results of Operations:  Six Months Ended March 31, 2001 vs. Six Months Ended
----------------------------------------------------------------------------
March 31, 2000
--------------
Revenues for the six months ended March 31, 2001 decreased by $20,861,000 (21.4%) to $76,587,000 compared with $97,448,000 during the same period last year. The decline is primarily attributable to the weak demand in the domestic chemical industry and the continued adverse impact on the bulk transportation industry. Accordingly, the competition for the lower volume of available loads remains fierce and there is substantial pressure to maintain price stability.

Operating expenses decreased by $19,318,000 (21.3%) to $71,416,000 compared with $90,734,000 during the prior year period. The decline in operating expenses is also attributed to reduced demand and the corresponding decrease in the number of loads carried. Accordingly, there were declines in most of the major components of operating expenses including cleaning, maintenance and terminal expense. Driver and leased operator compensation and purchased transportation also experienced significant declines reflecting the decrease in demand for services and fewer loads carried. Fuel costs were also down during the six-month period reflecting fewer miles driven partially offset by higher prices for all petroleum products. As a percentage of revenue, operating expenses were 93.2% for the six-month period in 2001 and 93.1% in 2000.

Depreciation and amortization expense decreased by $1,077,000 (22.9%) to $3,629,000 compared with $4,706,000 during the prior year period. The decrease results from the disposition of property and equipment in the last 12 months as well as a growing proportion of property and equipment that are fully depreciated. In addition, the prior period included a charge resulting from the reduction in the useful life of transportation software that has since been replaced. As a percent of revenue, depreciation and amortization expense was relatively flat at 4.7% for the six-month period in 2001 compared with 4.8% in 2000.

Selling and administrative expenses decreased by $243,000 (2.5%) to $9,620,000 compared with $9,863,000 in the prior year period. However, as a percent of revenue, selling and administrative expenses increased to 12.6% for the period ending in 2001 as compared to 10.1% in 2000. The decline reflects Company-wide efforts to contain costs offset by approximately $430,000 for professional services including consulting fees and related expenses attributable to the implementation of enterprise-wide transportation management software, as well as legal and financial advisory fees of approximately $456,000 incurred during the first three months of the fiscal year in connection with the Company's

FORM 10-Q

efforts to explore strategic alternatives and refinancing of the revolving credit agreement. Absent these charges, selling and administrative expenses declined by $1,129,000 or 11.4%. As the Company committed to and proceeded with the Chapter 11 filing, fees for legal, financial advisory and other professional services primarily related to the Chapter 11 filing were recorded as "Reorganization items, net."

Other (income) expense, net decreased by $2,208,000 primarily as a result of a $2,203,000 non-cash impairment charge related to the write-down of several Company-owned locations in the prior year period.

Interest expense increased by $216,000 (8.4%) primarily as a result of higher interest rates associated with the revolving credit agreement. Effective February 15, 2001, interest began to accrue on amounts outstanding under the revolving credit agreement at 2% above the reference rate (Prime) then applicable in accordance with a provision included in the forbearance and fifth amendment to the Agreement. The increase resulted despite lower average outstanding borrowings as significant portions of debt were paid down primarily as a result of asset dispositions including substantially all of the assets of the Company's leasing business segment, which was sold in November 2000.

As discussed above, fees for legal, financial advisory and other professional services primarily attributable to the Chapter 11 filing are recorded as a component of "Reorganization items, net." Accordingly, the six-month period ended 2001 includes professional fees, primarily legal and financial advisory, of $767,000. Reference is made to the Note to the Consolidated Financial Statements, "Reorganization Items" for a more comprehensive discussion of the components of this item during the periods ended in 2001 as well as those anticipated in subsequent periods.

The six months ended March 31, 2001 does not reflect an income tax benefit compared with $4,749,000 or 38.2% in the prior period. The significant reduction reflects the provision of a 100% valuation allowance against the Company's net deferred tax asset. The valuation reserve is considered necessary by management due to the high level of uncertainty surrounding the future realization of tax benefits from the Company's net operating losses and other deferred tax assets.

Earnings from discontinued operation decreased $732,000 reflecting the exit from the leasing business segment effective with the sale of substantially all of the assets of Matlack Leasing Corporation in November 2000.

Net loss for the six months ended March 31, 2001 was $11,434,000 or $1.30 per diluted share compared with a net loss of $6,955,000 or $.79 per diluted share in the prior period.

Results of Operations:  Quarter Ended March 31, 2001 vs. Quarter Ended March 31,
--------------------------------------------------------------------------------
2000
----
Revenues for the quarter ended March 31, 2001 decreased by $10,381,000 (21.8%) to $37,336,000 compared with $47,717,000 during the same quarter last year. The decline reflects a trend that has continued for several consecutive quarters reflecting weak demand in the domestic chemical industry and the adverse impact on the bulk transportation industry.

Operating expenses decreased by $13,273,000 (27.8%) to $34,439,000 compared with $47,712,000 during the prior year quarter. The decline in operating expenses is also attributable to reduced demand and the corresponding decrease in the number of loads carried. In addition, the prior year quarter includes a provision for the closure of certain terminals. Also, cost containment efforts were continuously employed during the quarter as the company experienced increasing pressure as a result of

FORM 10-Q

financing limitations imposed under the revolving credit agreement. Accordingly, decreases were experienced in most of the major components of operating expenses. As a percentage of revenue, operating expenses were 92.2% for the quarter ended 2001 and 100.0% in 2000.

Depreciation and amortization expenses decreased by $1,079,000 (41.0%) to $1,553,000 compared with $2,632,000 during the prior year quarter. The decrease is primarily a result of a charge taken in the prior year quarter relating to the reduction in the useful life of transportation software that has since been replaced as well as continued growth in the proportion of property and equipment that is fully depreciated. As a percentage of revenue, depreciation and amortization expense was 4.2% for the quarter ended 2001 and 5.5% in 2000.

Selling and administrative expenses decreased by $751,000 (14.5%) to $4,432,000 compared with $5,183,000 during the prior year quarter. However, as a percentage of revenue, selling and administrative expenses increased to 11.9% for the quarter ending in 2001 as compared with 10.9% in 2000. The decline reflects Company-wide efforts to contain costs offset by approximately $159,000 in professional services including consulting, legal and financial advisory fees related to software implementation and strategic alternatives in connection with the Company's efforts to refinance its revolving credit agreement. Absent these charges, selling and administrative expenses declined by $910,000 or 17.6%. As the Company committed to and proceeded with the Chapter 11 filing, fees for legal, financial advisory and other professional services primarily attributable to the Chapter 11 filing were recorded as "Reorganization items, net."

Other (income) expense, net decreased by $2,219,000 primarily as a result of a $2,203,000 non-cash impairment charge related to the write-down of several Company-owned locations in the prior year quarter.

Interest expense increased by $20,000 (1.6%) primarily as a result of higher interest rates associated with the revolving credit agreement partially offset by the effect of a lower borrowing base as compared with the prior year quarter. Effective February 15, 2001, interest began to accrue on amounts outstanding under the revolving credit agreement at 2% above the reference rate (Prime) then applicable in accordance with a provision included in the forbearance and fifth amendment to the Agreement.

Reorganization items, net reflects professional fees, primarily legal and financial advisory, of $767,000 attributable to the Chapter 11 filing.

The quarter ended March 31,2001 does not reflect an income tax benefit compared with $4,308,000 or 38.6% in the prior year quarter. The significant reduction reflects the provision of a 100% valuation allowance against the Company's net deferred tax asset. The valuation reserve is considered necessary by management due to the high level of uncertainty surrounding the future realization of tax benefits from the Company's net operating losses and other deferred tax assets.

The Company exited the leasing business segment effective with the sale of substantially all of the assets of Matlack Leasing Corporation in November 2000. Accordingly, no results are reflected for the discontinued operation during the quarter ended March 31, 2001 compared with earnings of $283,000 in the prior year quarter.

Net loss for the quarter ended March 31, 2001 was $5,001,000 or $.57 per diluted share compared with a net loss of $6,564,000 or $.74 per diluted share in the prior year quarter.

FORM 10-Q

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


                          PART II - OTHER INFORMATION

Item 1.  Legal Proceedings
--------------------------
On March 29, 2001, Matlack Systems, Inc. and all of its wholly owned subsidiaries filed a voluntary petition seeking protection under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware. The filings have been consolidated for the purposes of joint administration as Case No. 01-1114 (MFW). The cases have been styled as IN
RE: MATLACK SYSTEMS, INC., et al. Reference is made to Notes to the Consolidated Financial Statements, "Basis of

FORM 10-Q

Presentation" and "Long-Term Debt" as well as Part I, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation - Liquidity and Capital Resources for a discussion of the Company's voluntary petition seeking protection under Chapter 11 of the United States Bankruptcy Code.

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

There are various other non-insured claims and legal actions pending against the Company relating to employment, certification of services and contract issues. In the opinion of management, the likelihood that the ultimate resolution of these claims and actions will be material is remote.

Item 2.  Changes in Securities
------------------------------
None.

Item 3.  Defaults Upon Senior Securities
----------------------------------------
By letter dated March 28, 2001, the banks declared an event of default and accelerated the amounts due under the Company's revolving credit agreement. This action also triggered an event of default under the Company's other equipment financing obligations resulting in their acceleration as well. Reference is made to Notes to the Consolidated Financial Statements, "Basis of Presentation" and "Long-Term Debt" as well as Part I, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation - Liquidity and Capital Resources and Part II, Item 1. Legal Proceedings for a discussion of the Company's voluntary petition seeking protection under Chapter 11 of the United States Bankruptcy Code. Accordingly, no principal or interest payments will be made on financing obligations incurred by the Company prior to March 29, 2001 until a plan of reorganization has been confirmed by the Bankruptcy Court providing the necessary terms of any such payments.

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------
None.

Item 5.  Other Information
--------------------------
None.

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------
None.

FORM 10-Q

                                  SIGNATURES
                                  ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE:      June 1, 2001               MATLACK SYSTEMS, INC.
     ------------------          --------------------------------
                                        (Registrant)

                                 /s/ Michael B. Kinnard
                                 -----------------------------------------------
                                 Michael B. Kinnard
                                 President and Chief Executive Officer

                                 /s/ Patrick J. Bagley
                                 -----------------------------------------------
                                 Patrick J. Bagley
                                 Vice President-Finance and Treasurer
                                 Chief Financial Officer
                                 Chief Accounting Officer